Form 10KSB
period 1996-06-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1996-09-30
CIK 923978

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                 --------------------

                                     FORM 10-KSB

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                                  Commission File No.:
JUNE 30, 1996                                                    000-28198
                                                            --------------------


                                ----------------------

                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
          (Exact name of Small Business Issuer as specified in its charter)

         DELAWARE                                                13-3754366
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                  I.D. Number)

82 BETHANY ROAD, SUITE 6
HAZLET, NEW JERSEY                                                 07730
(Address of principal executive offices)                         (Zip Code)

                                    (908) 888-3828
                   (Issuer's telephone number including area code)

                              -------------------------

         Securities registered under Section 12(b) of the Exchange Act: None

            Securities registered under Section 12(g) of the Exchange Act:

      Common Stock, Redeemable Class A Warrants and Redeemable Class B Warrants

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                        Yes     X                No
                             -------                 -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                                ---

Issuer's revenues for the fiscal year ended June 30, 1996 were $2,679,987.

The aggregate market value of voting stock held by non-affiliates of registrant was $17,925,517 as of September 20, 1996, based upon the closing sale price of the issuer's Common Stock on The Nasdaq SmallCap Market on such date.

As of September 20, 1996, the issuer had outstanding 5,449,745 shares of Common Stock, 4,639,550 Redeemable Class A Warrants and 3,527,050 Redeemable Class B Warrants.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14(a) not later than October 28, 1996 are incorporated by reference into Part III of this Report on Form 10-KSB.

                                        PART I

ITEM 1.  BUSINESS

OVERVIEW

Conversion Technologies International, Inc. (the "Company") is an early-stage specialty materials company producing as its flagship product an alumino-silicate glass marketed as ALUMAGLASS-TM-. ALUMAGLASS is manufactured in a patented process utilizing select industrial wastes from the aluminum, electronics, ceramics products and other industries as raw materials, together with certain virgin materials. ALUMAGLASS is marketed primarily as an industrial abrasive for surface cleaning and surface preparation applications and as an aggregate for non-skid flooring and construction materials. The Company is also engaged in the business of recycling cathode ray tube (CRT) glass used in televisions for sale to the original manufacturers of such glass and others. In addition, the Company utilizes its manufacturing equipment to convert certain types of CRT glass and certain other manufacturing by-products and industrial wastes into manufacturing raw materials for use by the Company in its production of ALUMAGLASS and for sale to others.

The Company was incorporated in June 1993 for the purpose of acquiring its wholly-owned subsidiary, Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), and conducted no business activities prior to such acquisition. Dunkirk was acquired by the Company in August 1994 pursuant to a merger in which holders of Dunkirk Common Stock received Common Stock of the Company. Prior to such acquisition, Dunkirk was in the development stage, principally engaged in the construction of its manufacturing facilities and initial CRT glass recycling efforts.

In May 1996, the Company consummated its initial public offering (the "IPO") of 3,527,050 shares of Common Stock and an equal number of Class A Redeemable Warrants and Class B Redeemable Warrants. The Common Stock was sold at $4.40 per share and the Class A Redeemable Warrants and Class B Redeemable Warrants were sold at $0.05 each. The Class A Redeemable Warrants and Class B Redeemable Warrants have exercise prices of $5.85 and $7.80, respectively, per share, and may be redeemed by the Company at any time after the first anniversary of the effective date of the IPO if the closing bid price of the Common Stock averages in excess of $8.20 and $10.95, respectively, for 30 consecutive trading days ending within 15 days of the notice of redemption.

In July 1996, the Company entered into a joint venture with VANGKOE Industries, Inc. ("VANGKOE"), of St. Augustine, Florida, to manufacture coated particles for use as components in a variety of construction materials, including swimming pool plasters, commercial flooring and roofing. VANGKOE is a newly organized company, formed by the principals of Cytech Laboratories, Inc., a privately-held industrial products and research corporation.

In August 1996, the Company entered into a Letter of Intent with Octagon, Inc. ("Octagon"), of Altamonte Springs, Florida, contemplating the merger of Octagon into a subsidiary of the Company, with Octagon surviving the merger as a wholly-owned subsidiary of the Company. Pursuant to the terms of the proposed merger, the holders of Octagon Common Stock will receive one share of the Company's Common Stock for every 10 shares of Octagon Common Stock. Octagon is a technical services firm primarily engaged in the business of providing radiological control and operations and maintenance services to nuclear utilities and the Departments of Energy and Defense. The consummation of the merger is subject to customary conditions. No assurance can be given that the merger will be consummated.

PRODUCTS AND SERVICES

ALUMAGLASS

The Company's initial product line is ALUMAGLASS. ALUMAGLASS is an alumino-silicate glass, produced in a patented process utilizing commercially available melting technologies customized for the Company's manufacturing processes. As a loose grain abrasive, ALUMAGLASS can be applied with blasting equipment for industrial cleaning and maintenance and manufacturing operations. Potential purchasers include military and defense agencies, entities engaged in the electronics, aerospace, automotive, glass products and construction industries and entities engaged in surface finishing, coating removal and maintenance of manufacturing and processing equipment, buildings, highways, bridges and commercial vehicles and vessels. ALUMAGLASS is also marketed as an aggregate for direct incorporation into products such as non-skid flooring, plasters, tiles and other construction materials.

ALUMAGLASS is manufactured using various alumina, silica and certain other metal or calcia-enriched manufacturing by-products and wastes of the electronics, aluminum, specialty steel and automotive industries, together with virgin materials. In many cases, the Company is paid to take the waste feedstocks or receives them at little or no cost. The Company has entered into supply agreements for certain of these materials and obtains others on a purchase order basis. The Company believes that adequate supplies of such materials exist from multiple sources.

RECYCLING OF CRT GLASS

The Company is also engaged in recycling CRT glass used in televisions. The Company's CRT glass recycling customers include electronics manufacturers such as Techneglas, Inc., Thomson Consumer Electronics, Inc., Toshiba Display Devices, Inc. and Hitachi Electronic Devices, U.S.A., Inc. In the Company's CRT recycling operations, waste CRT glass, or "dirty cullet," is shipped to the Company by its customers pursuant to agreements with the Company. The Company receives both funnel glass (the back of a television screen, which is relatively thin and tubular in shape) and panel glass (the front of a television screen, which is relatively thick and flat in shape). The funnel glass is cleaned, separated and sold back to the original manufacturers and others. The panel glass is cleaned, separated and sold as a raw material to the original manufacturers and others, used as a raw material by the Company in the production of ALUMAGLASS or further processed for sale as an aggregate for construction materials.

Through June 30, 1996, CRT glass recycling has accounted for substantially all of the Company's revenues. The Company's initial sources of CRT glass for recycling have been television manufacturers. However, the Company is also seeking to receive CRT glass from manufacturers of computers and plans to take in whole computer monitors and displays on a pilot basis to evaluate the commercial viability of commencing disassembly operations where all components of the monitors and displays would be beneficially reused in accordance with applicable regulatory requirements. There can be no assurance that the Company will be able to successfully recycle computer CRT glass.

MECHANICAL CONVERSION

The Company also utilizes its manufacturing equipment and know-how to convert manufacturing by-products and waste glass and ceramics into raw materials for use by the Company in its manufacture of ALUMAGLASS and for sale to others. Examples include the cleaning, sorting and grinding of waste bisque otherwise used for china as a source of alumina for the manufacture of ALUMAGLASS or for sale to others as a raw material, and the cleaning, sorting and grinding of CRT glass as a raw material for ALUMAGLASS or other manufacturers.

POTENTIAL FUTURE PRODUCTS

Future products the Company may develop include (i) glass beads for highway signage and pavement marking made from CRT panel glass, (ii) specialty glasses such as electrical resistance glass, radioactive shielding glass and high density glass, (iii) other abrasive products made from materials received by the Company, whether blended with ALUMAGLASS or other products or as a single constituent product, and (iv) construction materials such as specialty roofing or flooring materials. No assurance can be given, however, that the Company will be successful in developing any future products, or that it will be able to market any such products successfully.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts are conducted principally through the Company's internal staff, the Center for Advanced Ceramic Technology ("CACT") at Alfred University and the Company's Scientific Advisory Board. The Company currently employs five individuals principally devoted to research and development, and maintains an on-site laboratory at its Dunkirk facility where various analyses, tests and other research and development activities are conducted. CACT is the Company's primary outside research and development partner, and works on various matters from time to time as directed by the Company. The Company also utilizes its Scientific Advisory Board for research and development activities such as advising as to potential product applications, the feasibility of new product formulations and the impact of process modifications on product characteristics.

MARKETS FOR PRODUCTS AND SERVICES

ALUMAGLASS

A variety of media and methodologies have traditionally been used in the broad market of industrial equipment and facilities cleaning and maintenance. In particular, sand used in blasting applications and chemical solvents have held a significant share of the market. In recent years, however, increased regulations relating to the environment and worker health and safety have resulted in a dramatic decline in the use of sand, which is known to contribute to the lung disease silicosis. In addition, given the greater demand for reclaimable abrasives, which reduce the amount of spent abrasive material subject to landfill and potential environmental liability, the Company believes that non-reclaimable abrasives, such as sand and metal slags, are competitively disadvantaged. Chemical solvents have also decreased in use with respect to many applications due to such regulatory changes, particularly regulations which have resulted in increased disposal costs. Products such as ALUMAGLASS, glass beads and mineral, metallic and plastic abrasives are affected to a lesser extent by such regulations due to the nature of their composition and the fact that they are reclaimable for multiple uses and have a lower quantity for disposal. ALUMAGLASS, for example, contains no free silica, which causes silicosis, and, depending on the application, can be recycled by the Company at its Dunkirk facility rather than disposed of after use. Other approaches such as high pressure water and dry ice blasting are also gaining acceptance.

Loose grain abrasives, typically applied with blasting equipment, are used in numerous industries throughout the world for equipment and facilities maintenance. Applications include cleaning, stripping and other surface treatment or surface preparation applications, such as industrial metal finishing, coating removal, structural steel and commercial vehicle cleaning, paint removal and the cleaning and preparation of surface substrates. Potential purchasers of ALUMAGLASS as an abrasive include utilities, military and defense agencies, entities engaged in the electronics, aerospace, automotive, glass products and construction industries and entities engaged in surface finishing, coating removal and the maintenance of manufacturing and process industries equipment and facilities, buildings, highways, bridges and commercial vehicles and vessels.

ALUMAGLASS can also be directly incorporated into other products such as non-skid flooring, roofing materials, plasters, tiles, grouts and other construction materials. ALUMAGLASS can also be used for applications such as softening leather, stonewashing denim and shot peening to prevent metal fatigue in aircraft parts.

CRT GLASS RECYCLING

The Company currently recycles waste CRT glass generated by television manufacturers located in the United States. There are several manufacturers from which the Company does not receive glass and it does not receive all of the waste glass produced by its current customers. Such manufacturers typically seek more than one outlet for their CRT glass, in order to avoid dependence on any one source. In some cases, manufacturers ship their waste CRT glass to smelters or landfills. Therefore, the Company believes that there is some growth potential for its CRT recycling operations. However, such market, as narrowly defined, is limited by the relatively few manufacturers located in the United States, the relatively low percentage of CRT glass which becomes waste prior to being incorporated into televisions and shipping costs associated with doing business with manufacturers located at significant distances from the Company.

The Company plans to expand its CRT glass recycling business by recycling waste CRT glass generated by manufacturers of computer monitors and post-consumer CRT glass obtained from entities engaged in television or computer disassembly. Although, the Company does not currently have commitments to take such glass, the Company has begun to receive such glass on a pilot basis and has obtained the regulatory exemptions for such recycling. No assurance can be given, however, that the Company will be able to enter this market on commercially acceptable terms.

MECHANICAL CONVERSION

The Company believes that demand for the Company's waste conversion services as part of its manufacturing process will be driven by industries' needs to reduce the costs of waste management and remove and manage manufacturing by-products and industrial wastes in compliance with various federal, state and local environmental statutes and regulations. Other industrialized countries around the world are also proposing or enforcing similar, and in some cases, more stringent environmental legislation. Consequently, the Company believes that demand for the Company's waste conversion services may increase because of anticipated, increasingly stringent environmental regulations and the concerns of waste generators over accompanying waste disposal liabilities in the U.S. and abroad. The Company's competitive advantage and successful market penetration will depend on its ability to provide low-cost waste conversion services while also minimizing the waste generators' liabilities by providing the beneficial reuse of such waste.

DEPENDENCE ON CERTAIN CUSTOMERS

For the fiscal year ended June 30, 1996, three of the Company's CRT glass recycling customers, Techneglas, Inc., Thomson Consumer Electronics, Inc. and Toshiba Display Devices, Inc., each accounted for more than 10% of the Company's revenues and, in the aggregate, accounted for approximately 87.5% of the Company's revenues. Accordingly, the Company is currently dependent on these customers for substantially all of its revenues.

SALES AND MARKETING

ALUMAGLASS is marketed and distributed in the United States through distributors and the Company's direct sales efforts. N.T. Ruddock & Company, Fusco Abrasive Systems, Inc. and Omni Finishing Systems, Inc. are initial regional distributors of the Company's abrasives and are large-volume distributors of loose grain abrasives in the United States. Other distributors include Porter Warner Industries Inc., Standard Sand & Silica Co., Corrosion Specialties Incorporated, Carpenter Brothers Inc., Grand Northern Products, Inc., MJD Enterprises Inc., Dawson MacDonald Company, Metal Preparations Co., Inc. and W. H. Shurtleff Company. In addition, Midvale Industries, Air Power Equipment Corp. and Ryan Equipment Co., Inc. are among the regional sub-distributors served by N.T. Ruddock & Company. The Company has also established relationships with distributors in the United Kingdom, Canada, Mexico and Israel. The Company's marketing strategies include, among others, telemarketing, direct mail and trade journal advertising, product sampling programs and customer support programs such as technical assistance programs and testing support.

The Company is a party to an agreement, with its joint venture partner, VANGKOE, relating to the sale of ALUMAGLASS and certain other materials for use as aggregates in swimming pool plasters, tiles and other construction materials. The VANGKOE agreement contains a guaranteed minimum purchase commitment of approximately 350 tons of ALUMAGLASS per month over a twelve-month period commencing, absent certain specified contingencies, October 1996. At VANGKOE's option, VANGKOE may satisfy its minimum purchase commitment by substituting one-third of such commitment with crushed specialty glass provided by the Company. If the guaranteed minimum purchase commitment is purchased, the Company will receive approximately $1,560,000 in revenue (or approximately

$1,240,000 if VANGKOE substitutes crushed specialty glass for one-third of such commitment). VANGKOE is a newly-formed entity with nominal assets. Accordingly, there can be no assurance that VANGKOE will meet such minimum purchase commitments. Pursuant to the Company's joint venture with VANGKOE, the parties will form a new corporation, Advanced Particle Technologies, Inc. ("APT"), which will apply color coatings at cost to particles supplied by the Company. The Company will provide the start-up capital for APT's operations and VANGKOE will grant to APT an exclusive, perpetual royalty free license of its proprietary color coating technology. The Company and VANGKOE will share equally in the profits generated by sales of the material coated by APT and other materials supplied by the Company and sold through VANGKOE.

The Company currently has six individuals dedicated principally to sales and marketing and several others who support the sales and marketing effort on a regular basis.

INTELLECTUAL PROPERTY

The Company has been issued two United States patents relating to ALUMAGLASS and has a third ALUMAGLASS patent application pending. In addition, the Company, together with a third party, has filed for a patent on technology used in the Company's CRT glass recycling operations. The Company also has a patent application on file relating to the Company's planned glass bead product and other patent applications in development.

The Company's logo is a registered trademark. In addition, the Company has filed a trademark application for ALUMAGLASS with the Patent and Trademark Office.

COMPETITION

The Company's products and services are subject to substantial competition. As an abrasive, ALUMAGLASS competes with product offerings of other companies, principally aluminum oxide, glass beads, plastic abrasives, garnet, steel grit, coal slag and, with respect to certain applications, sand or water blasting techniques. Many of the companies offering such products are large corporations with substantially greater financial resources than the Company. Large international competitors of manufactured metallic abrasives include:
Exolon-ESK, General Abrasives Triebacher, Inc., Washington Mills Electro Minerals Corp., Irvin Industries, Inc. and others. Various other manufacturers produce mined, plastic, glass bead and mineral abrasives, as well as high pressure water jet spray abrasive systems.

As a construction material, ALUMAGLASS will compete with various mined and manufactured substrates such as quartz, sand and aluminum oxide. Producers of such materials include the competitors named above, as well as 3M Corporation and privately-held entities.

The Company also competes for certain of its raw materials for ALUMAGLASS and its waste conversion services in the hazardous and non-hazardous waste and industrial by-products treatment and disposal markets, which are characterized by several large companies and numerous small companies and publicly-owned landfills that charge for the disposal of waste. International waste disposal competitors include, among others, WMX Technologies, Inc. Laidlaw Waste Systems, Inc., Browning-Ferris Industries, Inc., Mid-American Waste Systems,

Inc., Allied Waste Industries, Inc. and Strategic Materials, Inc. and a number of large European-based companies.

With respect to its CRT glass recycling operations, the Company competes with several other companies who accept waste CRT glass for recycling or other purposes, each of which may deal with customers of the Company and satisfy their recycling, beneficial reuse or disposal needs. In addition, under certain conditions, CRT glass might also be disposed of by smelting to recapture certain metals.

ENVIRONMENTAL MATTERS

The federal environmental legislation and policies that the Company believes are applicable to its manufacturing operations include the Comprehensive Environmental Response, Compensation and Liability Act of 1978, as amended ("CERCLA"), the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Clean Air Act of 1970, as amended, the Federal Water Pollution control Act of 1976, as amended, the Superfund Amendments and Reauthorization Act ("SARA") and the Pollution Prevention Act of 1990. The Company is also subject to state air, water and solid and hazardous waste laws and regulations that affect its manufacturing operations.

To maximize market acceptance of the Company's manufacturing technology, the Company has chosen to focus its initial efforts on the development of recycling processes, materials and products which are most likely to qualify for exemptions or favorable regulatory treatment. For example, the Company uses materials that are not solid wastes and are not subject to RCRA permitting requirements (for example, reclaimed characteristically hazardous by-products or sludges). The Company handles secondary materials in a way to qualify such materials for exclusions under state or federal RCRA regulations (for example, use of materials as effective substitutes for other products in a manufacturing process), and the Company stores materials in an environmentally sound manner (for example, within the manufacturing building or on a concrete slab).

The New York State Department of Environmental Conservation ("NYSDEC") has been delegated authority to administer the RCRA program in New York, and has adopted regulations governing the treatment, storage and disposal of solid and hazardous wastes. NYSDEC regulations require the Company to obtain regulatory exemptions and/or beneficial use determinations for each hazardous waste material it accepts for recycling purposes. Without these regulatory exemptions and/or beneficial use determinations, the Company would be required to obtain a State RCRA permit to operate its facility, and would become subject to onerous RCRA regulatory requirements.

The Company presently has obtained regulatory determinations and beneficial use determinations from NYSDEC concluding that the materials and processes that it uses and the products that it produces at its Dunkirk facility are not subject to permits under the New York State solid and hazardous waste laws. The Company has also obtained all necessary air and sewage permits for the Dunkirk facility.

CERCLA and subsequent amendments under SARA impose continuing liability upon generators of hazardous substances and owners and operators of facilities where hazardous waste is released or threatened to be released, as well as upon parties who arrange for the transportation of hazardous substances to such facilities. CERCLA effectively imposes strict, joint and several liability upon these parties. Accordingly, although the Company strives to operate its facilities in compliance with regulatory requirements, there can be no assurance that the Company will not incur liability as an owner or operator for releases of hazardous substances, or possibly as a hazardous waste generator. In addition, the Company plans to own and operate other production units and installations, and may be exposed to potential liability under CERCLA for releases of hazardous substances into the environment at those sites.

EMPLOYEES

As of September 20, 1996, the Company had 82 full time employees and one part time employee. The Company also uses temporary employees from time to time to meet its requirements.

In February 1996, a majority of the employees at the Company's Dunkirk subsidiary elected the United Steelworkers of America to act as their bargaining representative pursuant to the National Labor Relations Act (the "NLRA"). Dunkirk is obligated under the NLRA to bargain with the Union in good faith and is currently engaged in such negotiations. The outcome of such bargaining cannot be determined at this time. The Company has not experienced any work stoppages and considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

The Company owns its 230,000 square foot manufacturing facility in Dunkirk, New York. Such facility is subject to a first mortgage held by the New York Job Development Authority securing a promissory note issued to the Chautauqua Regional Industrial Development Corporation, with respect to which approximately $337,000 principal amount was outstanding at June 30, 1996. In addition, such facility is subject to a second mortgage securing a promissory note issued to the former owner of the property as part of the purchase price therefor, with respect to which approximately $318,000 principal amount was outstanding on June 30, 1996.

The Company leases approximately 3,000 square feet of executive office space in Hazlet, New Jersey, pursuant to a lease expiring December 31, 1997.

The Company believes that its existing facilities are adequate to meet its current and currently foreseeable requirements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to litigation commenced by the Company in the Supreme Court of New York, County of Chautauqua, against a general contractor hired to construct the Company's abrasives finishing area. The contractor commenced work in April 1995, but was asked to stop work in November 1995 following significant cost overruns, problems and delays in construction and disputes with the Company over the scope of the work to be performed by the contractor. The Company has served the contractor with its complaint, alleging, among other things, breach of contract, fraud and defamation, and seeks damages in excess of $1,000,000. The contractor has counterclaimed damages of approximately $483,000, and has filed a mechanic's lien with respect to such claim. The Company does not believe that an adverse outcome in such dispute would have a material adverse effect on the Company.

The Company is not involved in any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the Nasdaq SmallCap Market on May 16, 1996, the date of the IPO. The high and low bid prices for the Common Stock during the period from May 16, 1996 through June 30, 1996 were $7 1/4 and $5, respectively. (Source: Nasdaq monthly Summary of Activity-TM-).

No dividends have ever been declared or paid on the Company's Common Stock, and the Company does not anticipate declaring or paying dividends in the foreseeable future. As of August 28, 1996, the Company had approximately 1,478 holders of record of Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception through June 30, 1996, the Company has sustained cumulative losses of approximately $17,179,000. Such amount includes (i) a one-time, non-cash charge to operations relating to the write-off in conjunction with the acquisition of approximately $6,232,000 for purchased research and development (in-process) technologies that had not reached technological feasibility and, in the opinion of management, had no alternative use, (ii) approximately $2,528,000 expensed as process development costs related to research and development of the Company's CRT glass processing and ALUMAGLASS product line and (iii) other expenses, net of revenue, of approximately $8,419,000. The Company will continue to incur losses until such time as revenues are sufficient to fund its continuing operations.

The IPO resulted in net cash proceeds to the Company of approximately $13,500,000 (after deducting underwriters' discounts and commissions and offering expenses). Following the closing of the IPO, through June 30, 1996, the Company spent approximately $2,324,000 on repayment of bridge notes placed through the underwriter (the "Bridge Notes"), $1,480,000 on the repayment of other indebtedness, $2,187,000 on the repayment of accounts payable, $220,000 in capital expenditures and $740,000 for general working capital purposes. As of June 30, 1996, the Company had cash and marketable securities of approximately $6,549,000.

As discussed below, the Company has experienced decreased revenues in July and August 1996, and anticipates that revenues for the quarter ending September 30, 1996 will be lower than revenues for the quarter ended June 30, 1996. These lower revenues (together with operations spending to build ALUMAGLASS inventories that were curtailed prior to the IPO due to cash constraints) have resulted in negative cash flow from operations estimated by the Company to be approximately $500,000 for each of July and August 1996, which, together with capital expenditures and certain other non-recurring expenses, resulted in a reduction in the balance of the Company's cash and marketable securities to approximately $4,770,000 as of August 31, 1996. Based on the Company's estimates of revenue and cash requirements during the month of September, including a $250,000 secured Bridge Loan to Octagon for working capital purposes, the Company anticipates that it will have approximately $3,500,000 in available cash and marketable securities at September 30, 1996.

Although the Company's revenues increased to $603,093 for the quarter ended June 30, 1996 compared to $445,961 for the quarter ended March 31, 1996, the Company anticipates a decline in revenues for the quarter ending September 30, 1996, based on anticipated revenues for July and August of approximately $100,000 and $120,000, respectively. This decline is primarily due to interruptions in CRT glass receipts and shipments caused by retooling activities and slow downs due to vacation schedules at the facilities of the Company's CRT glass customers. Since these activities have concluded or are near conclusion, the Company anticipates that during the quarter ending December 31, 1996 its CRT recycling revenues will return to the levels experienced during the quarter ended
June 30, 1996, assuming no incremental increase in revenues resulting from further sales efforts by the Company.

The Company's revenues will be limited, however, until such time as the Company obtains additional CRT glass customers or increased sales of ALUMAGLASS or other products. With respect to CRT glass recycling, the Company faces substantial competition in obtaining such glass which may result in downward pressure on the fees the Company charges to accept such glass. In addition, obtaining such glass solely from the relatively few manufacturers of television CRT glass in the United States limits the supply of such glass to the factory breakage produced by such manufacturers.

The Company is currently in discussions with Thomson Consumer Electronics Corporation, one of the Company's current primary CRT customers, regarding volumes of CRT glass to be received from Thomson and certain changes to the fee structure for the Company's recycling services. Inasmuch as Thomson utilizes more than one source for its CRT glass, there can be no assurance that the Company will be able to obtain historical levels of CRT glass from Thomson, although the Company anticipates that any potential reduction would not occur in any case until the quarter ending March 31, 1997.

The Company has taken several steps in order to increase its CRT recycling revenues. First, the Company has entered into discussions with one of its existing customers regarding arrangements to obtain additional glass for processing. Second, the Company is in discussions with a major U.S. manufacturer of televisions who is not currently a customer regarding recycling services for such customer, which may also satisfy the purchase requirements of an existing customer for clean material. Third, the Company has entered into discussions with several computer manufacturers regarding the recycling of computer CRT tubes and the disassembly of whole computer monitors and displays. The company has already begun to take in such tubes and monitors on a pilot basis and has obtained the requisite regulatory approvals for beneficial reuse of the components. The Company believes that it is well positioned to become a leading recycler of computer glass and monitors and that large volumes of this glass will be accessible. Subject to successful testing, the Company anticipates that it will begin to generate revenues from computer glass recycling late in the quarter ending December 31, 1996. Finally, the Company plans to increase CRT glass recycling revenues by developing high value end uses for such glass. Examples include processing certain types of CRT glass for sale as aggregates for construction materials and manufacture of the Company's planned high retroflective glass bead. No assurance can be given that the Company's efforts to increase its CRT recycling revenues will be successful.

The Company's revenues from ALUMAGLASS have been relatively steady, ranging from $20,000 to $35,000 per month over the last six months. However, the Company believes that the reinitiation of marketing efforts curtailed prior to the IPO due to cash constraints will have a positive effect on sales, and the Company continues to enter into discussions with potential large volume purchasers regarding on-site facilities or the co-venture of facilities overseas. The Company is also near completion of its finishing equipment required for the fine grit sizes of ALUMAGLASS, which the Company believes will be the product of choice for several applications and which offer the highest gross margins for ALUMAGLASS sales. The Company also anticipates that sales of ALUMAGLASS will increase significantly as the Company's joint venture with VANGKOE commences operations. The Company currently anticipates that APT, the joint venture company, will commence test runs in October and production in November 1996.

The Company plans to take several steps in order to preserve its cash resources and achieve break even cash flow. First, the Company will implement several cost saving measures at the Dunkirk facility, including reducing melting and other operations as inventories of ALUMAGLASS achieve satisfactory levels, reducing overhead and effecting other operating expense reductions. In addition, the Company will refrain from making discretionary capital expenditures, including refraining from constructing a second melter until the Company has sufficient positive cash flow from operations (and then only if warranted by demand after pursuing other less capital intensive methods to increase melting production). The Company anticipates that these cost saving measures will reduce the level of revenue required to achieve break-even to less than $500,000 per month, and will position the company to have sufficient cash and marketable securities to fund its operations for at least a 12-month period. The Company also plans to aggressively pursue its marketing efforts and technical applications activities for CRT glass recycling and sales of ALUMAGLASS and other materials to increase monthly revenue and attempt to achieve the highest possible value for its products. The Company has not identified additional sources of funds at this time, but it may seek a working capital credit facility or other equity or debt financing to satisfy future working capital requirements, if necessary.

The Company's workforce recently elected the United Steelworkers of America to act as its bargaining representative with respect to their terms of employment with the Company. The Company believes that it currently offers competitive wages and benefits and does not anticipate that negotiations will have a material adverse effect on the Company. However, there can be no assurance that the election of the Union will not result in higher labor costs, work stoppages or strikes.

The foregoing discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995

The Company's consolidated results of operations for the fiscal year ended June 30, 1995 ("fiscal 1995") include only 10 months of Dunkirk operations since the merger occurred effective August 31, 1994. However, for purposes of the following presentation, the Company's results of operations for fiscal 1995 include the operations of Dunkirk for both the ten-month period following the effective date of the Merger and the two-month period immediately preceding the effective date of the Merger.

Consolidated revenues for the year ended June 30, 1996 ("fiscal 1996") were approximately $2,680,000, consisting primarily of CRT glass recycling fees and approximately $214,000 of ALUMAGLASS sales. For fiscal 1995, the Company had consolidated revenues of approximately $1,236,000, of which approximately $78,000 was from sales of ALUMAGLASS and the remainder was CRT recycling fees. This increase in revenue during fiscal 1996 primarily reflects completion of the Company's CRT glass recycling operations and the corresponding increase in the Company's CRT glass recycling capacity.

Cost of goods sold was approximately $3,094,000 for fiscal 1996, as compared to approximately $3,168,000 for the prior fiscal year. This decrease reflects a $623,000 reduction in the Company's reserve for potential disposal costs of raw materials as a result of a decrease in the Company's raw materials inventory as compared to a $1,070,000 increase in the reserve for fiscal 1995 during which inventories were being built up in anticipation of production needs. Excluding the effect of the change in the Company's reserve for disposal during fiscal 1996 and fiscal 1995, cost of goods sold increased approximately $1,619,000 in fiscal 1996 versus fiscal 1995. This adjusted cost increase reflects higher depreciation costs due to increased equipment purchases and higher personnel, energy, repairs and maintenance and freight costs, all of which are attributable to increased production during fiscal 1996.

The Company's gross loss on sales of approximately $(414,000) during fiscal 1996 compares with a loss of approximately $(1,933,000) for the prior fiscal year. The increase in revenues allowed for better overall utilization of production capacity and resulted in attendant economies of scale.

Selling, general and administrative expenses for fiscal 1996 decreased to approximately $1,821,000 from $2,827,000 for fiscal 1995. This decrease resulted from substantially lower legal, consulting and travel costs, together with a $99,000 settlement received from a former officer of Dunkirk during fiscal 1996.

The Company incurred process development costs of approximately $996,000 for fiscal 1996 as compared with approximately $1,614,000 for fiscal 1995. A decrease in developmental activity directed at the Company's ALUMAGLASS abrasives product during the last half of fiscal 1996 and the completion of the Company's CRT glass recycling operation accounted for this entire cost reduction.

During fiscal 1995 the Company incurred a one-time, non-cash charge to operations relating to a write-off of approximately $6,232,000, which represented purchased research and development technologies in conjunction with the Dunkirk merger that had not reached technological feasibility and, in the opinion of management, had no alternative use.

Net interest expense increased to approximately $962,000 for fiscal 1996 from approximately $387,000 for fiscal 1995, reflecting increased indebtedness of the Company, partially offset by capitalized interest costs of $439,932 and $63,499 for fiscal 1996 and fiscal 1995, respectively.

The fiscal 1996 Statement of Operations includes an extraordinary item amounting to $442,000. This charge includes underwriting, debt discount, legal and accounting costs relating to Bridge Notes issued in December, 1995 to provide interim working capital until the initial public offering could be closed.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is capital intensive. The Company has funded its operations principally from debt financing, the private placement of preferred stock (converted into Common Stock at the closing of the IPO) and the proceeds of the IPO. At June 30, 1996, the Company had approximately $11,719,000 in principal amount of long-term indebtedness (excluding capital lease obligations) and net working capital of approximately $3,573,000.

The Company estimates that its negative cash flow from operations for each of July and August was approximately $500,000 (which is anticipated to increase for September due to quarterly interest payments on long-term indebtedness). This level of negative cash flow represents an increase from levels experienced during the quarter ended June 30, 1996, and is principally due to lower monthly revenue for July and August (and anticipated for September) and efforts to build inventories of ALUMAGLASS that had been curtailed prior to the IPO due to cash constraints. The lower monthly revenues experienced in July and August (and anticipated for September) were primarily the result of decreased receipts and shipments of CRT glass caused by retooling activities and vacation related slowdowns at the facilities of the Company's CRT customers. As discussed above, the Company anticipates that revenues from CRT recycling will return to the levels experienced during the quarter ended June 30, 1996 since the retooling activities and vacation slowdowns have been largely completed. In addition, as discussed above, the Company has taken a number of steps to increase its CRT recycling revenues through additional sales efforts and the recycling of computer CRT glass and monitors.

The Company anticipates that as of September 30, 1996, it will have approximately $3,500,000 in available cash and marketable securities.
The Company plans to initiate a number of cost saving measures so that it will be able to fund its operations from its existing resources for at least an additional 12-month period, and so that it will be able to reduce the revenue required to achieve break even cash flow. Such measures will include reducing melting and other operations as inventories of ALUMAGLASS reach satisfactory levels, making reductions in overhead and other operating expenses and refraining from making discretionary capital expenditures. The Company will also aggressively pursue its marketing efforts and product application activities to increase revenues and attempt to achieve the highest possible value for its products. The Company's capital expenditure program is now substantially complete. The Company estimates that it will require modest near-term capital expenditures at its facility, principally to complete certain elements of its mechanical conversion area and computer recycling operations, although additional discretionary expenditures could be made if additional financing or cash from operations becomes available. The Company also anticipates capital outlays of approximately $250,000 in connection with its joint venture with VANGKOE, 50% of which is required to be reimbursed to the Company by VANGKOE in accordance with the terms of the joint venture.

The foregoing discussion contains certain forward-looking statements which involves risks and uncertainties. The Company's actual results could differ materially from the results anticipated in such forward-looking statements.

The Company's long-term indebtedness consists principally of (i) $8 million outstanding principal amount of industrial development bonds issued through the Chautauqua County Industrial Development Agency, which bear interest at 11.5% with principal repayments commencing in 1998 over a 12-year period, (ii) $2,192,379 outstanding principal amount under term loans provided by Key Bank of New York and guaranteed by the New York Job Development Authority, which loans bear interest at the prime rate and are payable in monthly installments through January 2002 and
(iii) various mortgage loans and subordinated indebtedness from certain of the Company's CRT glass customers who provided financial and technical assistance to the Company during its start-up phase. The Company's debt service requirements are currently approximately $412,000 per quarter (excluding capital lease obligations). The Company's long-term indebtedness is secured by liens on substantially all of its fixed assets. The Company's long-term indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such long-term indebtedness contain a limited number of customary covenants and default provisions.

During the period commencing August 1994 and ending May 1995, the Company raised approximately $6 million in net proceeds from the sale of preferred stock, which was converted into Common Stock at the closing of the IPO. Such proceeds were used for working capital and general corporate purposes.

In December 1995, the Company consummated a bridge financing placed by the underwriter of the IPO, pursuant to which it raised net proceeds of approximately $1.85 million through the issuance of bridge notes and bridge warrants (which were converted into Redeemable Class A Warrants at the closing of the IPO). The proceeds of such bridge financing were used for certain capital expenditures related to the Company's abrasives finishing area and working capital. The principal of and accrued interest on the bridge notes was repaid at the closing of the IPO. A charge of approximately $442,000 occurred in the quarter ended June 30, 1996 as a result of the unamortized debt discount and debt issuance costs incurred in connection with such bridge financing.

Prior to the IPO, the Company also relied on bridge loans from certain stockholders and directors from time to time to satisfy its working capital requirements.

The Company's capital lease payments were approximately $115,000 for the year ended June 30, 1996 and are estimated to be approximately $84,000, $41,000 and $27,000 for the fiscal years ending June 30, 1997, 1998 and 1999, respectively, under current commitments. The Company's utility expenses average approximately $75,000 per month at its current level of operations.

The Company may also seek opportunities within the United States and abroad to construct and operate additional abrasives manufacturing facilities, which may include CRT glass recycling operations, either independently or through joint ventures or other collaborative arrangements with strategic partners. The Company expects that future abrasives manufacturing facilities, if any, will be financed through debt issuances such as the capital equipment loans described above and, in the case of on-site facilities, capital provided in part by strategic partners. There can be no assurance that such debt financing or other collaborative arrangements will be available on terms favorable to the Company or at all.

The Company's base annual fixed expenses include approximately $484,000 in aggregate annual base compensation for the current executive officers of the Company and debt service obligations relating to the Company's outstanding indebtedness, which are estimated to aggregate approximately $1,647,000 for fiscal 1997 (excluding capital lease obligations).

The Company has federal net operating loss carryforwards that amounted to approximately $11.5 million at June 30, 1996 which expire between 2006 and 2011. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carryforwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it appears that upon the merger transaction with Dunkirk, effective August 31, 1994, and upon the IPO (effective May 16, 1996) such changes in control (ownership) had occurred. As a result of such changes, it appears that the Company's ability to utilize its net operating loss carryforwards generated by Dunkirk prior to August 31, 1994 (approximately $1.5 million) is limited by Section 382 and is further limited to the use of these loss carryforwards against future Dunkirk earnings only. In addition, the consolidated losses incurred through the effective date of the IPO (approximately $8.2 million) may be limited to as low as approximately $1 million on an annual basis.

ITEM 7.  FINANCIAL STATEMENTS

See Financial Statements annexed.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                       PART III


Portions of the Company's Definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission on or before October 28, 1996, are incorporated herein by reference as items 9 through 12 of Part III.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements and Schedules

      See Financial Statements annexed.

    2.    Exhibits

      See Exhibits annexed.

(b) Reports on Form 8-K

    None.

                                      SIGNATURES

Pursuant to the requirement of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.



Dated: September 30, 1996         /s/ Harvey Goldman
                                  -----------------------------
                                  Harvey Goldman, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: September 30, 1996         /s/ Harvey Goldman
                                  -----------------------------
                                  Harvey Goldman
                                  Chief Executive Officer
                                  President and Chairman



Dated: September 30, 1996         /s/ David L. Sanders
                                  -----------------------------
                                  David L. Sanders
                                  Chief Accounting Officer
                                  (Principal Financial Officer)


Dated: September 30, 1996         /s/ Eckardt C. Beck
                                  -----------------------------
                                  Eckardt C. Beck,
                                  Director


Dated: September 30, 1996         /s/ Peter H. Gardner
                                  -----------------------------
                                  Peter H. Gardner,
                                  Director


Dated: September 30, 1996         /s/ Alexander P. Haig
                                  -----------------------------
                                  Alexander P. Haig,
                                  Director


Dated: September 30, 1996         /s/ Scott A. Katzmann
                                  -----------------------------
                                  Scott A. Katzmann,
                                  Director

                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARY


                            INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets of Conversion Technologies International,
  Inc. and Subsidiary as of June 30, 1996 and June 30, 1995. . . . . . . . F-3

Consolidated Statements of Operations of Conversion Technologies International,
  Inc. and Subsidiary for the years ended June 30, 1996 and
  June 30, 1995 and Statement of Operations of Dunkirk
  International Glass and Ceramics Corporation (Predecessor)
  for the two months ended August 31, 1994 . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Stockholders' Equity of Conversion
  Technologies International, Inc. and Subsidiary for the
  years ended June 30, 1996 and June 30, 1995. . . . . . . . . . . . . . . F-5

Statement of Stockholders' Deficiency of Dunkirk International Glass and
  Ceramics Corporation (Predecessor) for the two months ended
  August 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows of Conversion Technologies
  International, Inc. and Subsidiary for the years ended
  June 30, 1996 and June 30, 1995 and Statement of Cash
  Flows of Dunkirk International Glass and Ceramics
  Corporation (Predecessor) for the two months ended
  August 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . F-9

                            REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Conversion Technologies International, Inc.


We have audited the accompanying consolidated balance sheets of Conversion Technologies International, Inc. and Subsidiary (Company) at June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the accompanying statements of operations, stockholders' deficiency and cash flows of Dunkirk International Glass and Ceramics Corporation (Predecessor) for the two months ended August 31, 1994. These financial statements are the responsibility of the Companies' managements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Technologies International, Inc. and Subsidiary at June 30, 1996 and 1995, and the consolidated results of their operations and cash flows for the years then ended and Dunkirk International Glass and Ceramics Corporation's results of operations and cash flows for the two months ended August 31, 1994 in conformity with generally accepted accounting principles.


Metro Park, New Jersey                                       ERNST & YOUNG LLP
August 13, 1996, except for Note 9, as to which the date is September 20, 1996

                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS


                                                                             JUNE 30,
                                                                       1996            1995
                                                                   ------------    ------------
ASSETS
Cash and cash equivalents                                           $ 4,539,464     $   733,843
Marketable securities                                                 2,009,632             -
Accounts receivable, less allowance for doubtful accounts
  of $25,000 and $0 at June 30, 1996 and
  1995 respectively                                                     343,214         283,571
Inventories                                                             337,736         227,724
Prepaid expenses and other current assets                               205,984         133,032
                                                                   ------------    ------------
Total current assets                                                  7,436,030       1,378,170

Property, plant and equipment:
  Land                                                                   75,000          75,000
  Building and improvements                                           1,609,832       1,184,344
  Machinery and equipment                                            11,573,933       6,298,912
  Construction in progress                                            1,008,480       2,393,829
                                                                   ------------    ------------
                                                                     14,267,245       9,952,085
  Less accumulated depreciation                                      (1,630,639)       (824,632)
                                                                   ------------    ------------
                                                                     12,636,606       9,127,453

Deferred finance charges, less accumulated amortization
  of $81,272 and $26,970 at June 30, 1996 and
  1995 respectively                                                     494,843         508,718
Other noncurrent assets                                                  38,304          31,266
Restricted assets
  Project Fund                                                           72,859          78,772
  Debt service reserve funds                                          1,268,457         915,136
                                                                   ------------    ------------
                                                                    $21,947,099     $12,039,515
                                                                   ------------    ------------
                                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Notes Payable                                                       $       -       $   386,500
Accounts payable                                                      1,279,280       1,077,714
Deferred revenue                                                        557,907         944,230
Reserve for Disposal                                                    737,000       1,360,000
Accrued expenses                                                        778,306       1,168,696
Current portion of capital lease obligations                             72,914          94,130
Current portion of long-term debt                                       437,285         404,387
                                                                   ------------    ------------
Total current liabilities                                             3,862,692       5,435,657

Capital lease obligations, less current portion                          74,693         147,227
Long-term debt, less current portion                                 11,281,715       8,657,582

Stockholders' equity (deficiency):
  Preferred stock, $.001 par value, authorized
    15,000,000 shares, issued and outstanding 0 and
    2,958,000 shares at June 30, 1996 and 1995
    respectively                                                           -             2,958
  Class A common stock, $.00025 par value, authorized
    25,000,000 shares, issued and outstanding 5,449,745
    and 909,404 shares at June 30, 1996 and 1995
    respectively                                                          1,362             227
  Additional paid-in capital                                         23,905,705      10,421,981
  Accumulated deficit                                               (17,179,068)    (12,626,117)
                                                                   ------------    ------------
Total stockholders' equity (deficiency)                               6,727,999      (2,200,951)
                                                                   ------------    ------------
                                                                    $21,947,099     $12,039,515
                                                                   ------------    ------------
                                                                   ------------    ------------


SEE ACCOMPANYING NOTES.

                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  PREDECESSOR
                                                          COMPANY                   COMPANY
                                               ------------------------------   ---------------
                                                                                  TWO MONTHS
                                                    YEAR ENDED JUNE 30,              ENDED
                                                   1996             1995        AUGUST 31, 1994
                                              -------------   ---------------   ---------------

Revenue                                        $  2,679,987      $  1,173,264      $     62,452

Cost of goods sold                                3,093,560         2,788,599           379,661
                                              -------------   ---------------   ---------------

Gross loss on sales                                (413,573)       (1,615,335)         (317,209)

Selling, general and administrative               1,821,179         2,529,263           297,792
Process development costs                           996,259         1,531,955            82,427
Write-off of in-process technology                     -            6,232,459              -
                                              -------------   ---------------   ---------------
Loss from operations                             (3,231,011)      (11,909,012)         (697,428)

Interest expense, net                               961,751           345,690            40,999
Other income                                         81,811               -                -
                                              -------------   ---------------   ---------------

Loss before extraordinary item                   (4,110,951)      (12,254,702)         (738,427)

Extraordinary item                                  442,000              -                 -
                                              -------------   ---------------   ---------------

Net loss                                       $ (4,552,951)     $(12,254,702)     $   (738,427)
                                              -------------   ---------------   ---------------
                                              -------------   ---------------   ---------------

Net loss per common share
   before extraordinary item                   $      (2.64)     $     (16.68)
                                              -------------   ---------------
                                              -------------   ---------------

Net loss per common share                      $      (2.92)     $     (16.68)
                                              -------------   ---------------
                                              -------------   ---------------


SEE ACCOMPANYING NOTES.

                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                     YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995



                                                   PREFERRED STOCK                              CLASS A COMMON STOCK
                                      -------------------------------------------  -------------------------------------------------
                                                                       ADDITIONAL                                         ADDITIONAL
                                             NUMBER                     PAID-IN      NUMBER                                PAID-IN
                                           OF SHARES        AMOUNT      CAPITAL     OF SHARES   AMOUNT   SUBSCRIPTIONS     CAPITAL
                                      -------------------------------------------  -------------------------------------------------
Balance at June 30, 1994                          -             -              -     586,246  $   147    $     (131)   $     6,055
   Issuance of Class A common stock                                                  323,158       80                    4,421,655
   Issuance of preferred stock            2,958,000   $     2,958     $5,994,271
   Payment received for Class A
    common stock subscriptions                                                                                  131
   Net Loss
                                      -------------------------------------------  -------------------------------------------------
Balance at June 30, 1995                  2,958,000         2,958      5,994,271     909,404      227          -         4,427,710
   Issuance of Class A common stock                                                3,527,050      882                   13,526,159
   Converted to Common Stock             (2,958,000)       (2,958)    (5,994,271)  1,023,054      255                    5,996,974
   Surrendered and canceled                                                           (7,308)      (1)                     (98,999)
   Repurchased and canceled                                                           (2,455)      (1)                     (12,889)
   Debt discount on bridge notes                                                                                            66,750
   Net Loss
                                      -------------------------------------------  -------------------------------------------------
Balance at June 30, 1996                       -      $      -        $     -      5,449,745  $ 1,362    $     -       $23,905,705
                                      -------------------------------------------  -------------------------------------------------
                                      -------------------------------------------  -------------------------------------------------



                                                            TOTAL
                                                        STOCKHOLDERS'
                                          ACCUMULATED      EQUITY
                                            DEFICIT     (DEFICIENCY)
                                       -----------------------------
Balance at June 30, 1994               $   (371,415)  $  (365,344)
   Issuance of Class A common stock                     4,421,735
   Issuance of preferred stock                          5,997,229
   Payment received for Class A
    common stock subscriptions                                131
   Net Loss                             (12,254,702)  (12,254,702)
                                       -----------------------------
Balance at June 30, 1995                (12,626,117)   (2,200,951)
   Issuance of Class A common stock                    13,527,041
   Converted to Common Stock                                 -
   Surrendered and canceled                               (99,000)
   Repurchased and canceled                               (12,890)
   Debt discount on bridge notes                           66,750
   Net Loss                              (4,552,951)   (4,552,951)
                                       -----------------------------
Balance at June 30, 1996               $(17,179,068)  $ 6,727,999
                                       -----------------------------
                                       -----------------------------



SEE ACCOMPANYING NOTES.

                 DUNKIRK INTERNATIONAL GLASS AND CERAMICS CORPORATION

                                (PREDECESSOR COMPANY)

                        STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       FOR THE TWO MONTHS ENDED AUGUST 31, 1994



                                            Preferred Stock      Common Stock
                                          ------------------  ------------------    Additional                      Total
                                            Number              Number                Paid-In      Accumulated   Stockholders'
                                          of Shares   Amount  of Shares   Amount      Capital        Deficit      Deficiency
                                          ---------  -------  ---------  -------   ------------   -------------  -------------
Balance at June 30, 1994                       35      $  -     5,250      $  5    $   105,055   $ (2,106,546)  $ (2,001,486)
  Capital contribution of parent company
    upon merger at August 31, 1994                                                   1,500,000                     1,500,000
  Cancellation of preferred stock
    upon merger                               (35)        -
  Net loss                                                                                           (738,427)      (738,427)
                                          ------------------  ------------------   ------------   -------------  -------------
Balance at August 31, 1994                      -      $  -     5,250      $  5    $ 1,605,055   $ (2,844,973)  $ (1,239,913)
                                          ------------------  ------------------   ------------   -------------  -------------
                                          ------------------  ------------------   ------------   -------------  -------------




SEE ACCOMPANYING NOTES.

                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              PREDECESSOR
                                                                                                COMPANY
                                                                                              -----------
                                                                         COMPANY              TWO MONTHS
                                                                         -------                 ENDED
                                                                    YEAR ENDED JUNE 30,        AUGUST 31,
                                                                    -------------------
                                                                   1996           1995            1994
                                                               ------------   ------------    -----------
OPERATING ACTIVITIES
Net loss                                                       $(4,552,951)  $(12,254,702)   $  (738,427)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation expense                                            886,863        742,090         33,607
   Amortization of deferred financing and patent costs              54,302         39,568
   Interest expense converted to equity                                -           13,767
   Write-off of in-process technology                                  -        6,232,459
   Settlement with former officer                                  (99,000)           -
   Debt discount on Bridge Notes                                    66,750
   Changes in operating assets and liabilities:
     Increase in accounts receivable                               (59,643)      (115,478)       (48,299)
     Increase in inventories                                      (110,012)      (227,724)
     (Increase) decrease in other current assets                   (72,952)       173,623             44
     Increase in other noncurrent assets                            (7,038)       (29,165)
     Increase (decrease) in deferred revenue                      (386,323)       504,010        136,754
     Increase (decrease) in accounts payable, reserve for
       disposal and other accrued expenses                        (811,824)     1,418,150       (314,051)
                                                               ------------   ------------    -----------
Net cash used in operating activities                           (5,091,828)    (3,503,402)      (930,372)

INVESTING ACTIVITIES
Purchase of marketable securities                               (2,009,632)           -
Capital expenditures                                            (4,396,016)    (6,986,377)      (559,149)
Net cash impact from acquistion of Dunkirk International
 Glass and Ceramics Corporation                                        -       (1,328,338)
                                                               ------------   ------------    -----------
Net cash used in investing activities                           (6,405,648)    (8,314,715)      (559,149)

FINANCING ACTIVITIES
Due to Conversion Technologies International, Inc.                                                 9,670
Increase in deferred finance and registration costs                (40,427)      (424,228)       (30,425)
Issuance of notes payable                                        2,675,000        320,000
Payment of notes payable                                        (3,061,500)      (195,430)
Issuance of long-term debt                                       3,056,476      7,938,455        191,193
Increase in restricted assets                                     (347,408)      (993,908)
Principal payments on long-term debt                              (399,445)      (259,476)        (6,397)
Principal payments under capital lease obligations                 (93,750)       (81,690)       (23,794)
Issuance of common stock                                        13,514,151          7,631
Issuance of preferred stock                                            -        5,997,229
Capital contribution                                                                           1,500,000
                                                               ------------   ------------    -----------
Net cash provided by financing activities                       15,303,097     12,308,583      1,640,247
                                                               ------------   ------------    -----------

Increase in cash and cash equivalents                            3,805,621        490,466        150,726
Cash and cash equivalents at beginning of period                   733,843        243,377         20,935
                                                               ------------   ------------    -----------
Cash and cash equivalents at end of period                    $  4,539,464     $  733,843     $  171,661
                                                               ------------   ------------    -----------
                                                               ------------   ------------    -----------





SEE ACCOMPANYING NOTES.

                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                    AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                               PREDECESSOR
                                                                                                 COMPANY
                                                                         COMPANY                 -------
                                                                         -------                TWO MONTHS
                                                                    YEAR ENDED JUNE 30,           ENDED
                                                                     1996           1995     AUGUST 31, 1994
                                                                -------------  ------------  ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net of amount capitalized                       $ 1,009,746     $  470,765     $   12,040
                                                                -------------  ------------  ---------------
                                                                -------------  ------------  ---------------
Tax refund                                                     $   (81,628)
                                                                -------------  ------------  ---------------
                                                                -------------  ------------  ---------------

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Purchase of equipment through capital lease agreements                         $  129,791     $   16,220
Debt assumed by Conversion Technologies
  International, Inc.                                                                            270,028
Common stock/paid-in capital
  Debt converted to common stock
   Long term debt                                                                 969,928
   Interest expense on long term debt                                              13,767
   Accounts payable                                                                31,225
  Write-off of investment in Dunkirk International Glass
    and Ceramics Corporation                                                       (5,040)
  Issuance of shares to stockholders of Dunkirk
    International Glass and Ceramics Corporation                                3,492,547
  Write-off of deferred finance costs, net of amortization                        (88,192)
Surrender and cancellation of Common Stock                     $   (99,000)
Issuance of warrants in connection with bridge notes                66,750



SEE ACCOMPANYING NOTES.

                     Conversion Technologies International, Inc.
                                    and Subsidiary

                      Notes to Consolidated Financial Statements

                                    June 30, 1996


1.  ORGANIZATION

Conversion Technologies International, Inc. (the "Company" or "CTI") is a specialty materials company (i) manufacturing industrial abrasives marketed under the name ALUMAGLASS-TM-, (ii) processing certain glass and ceramic materials, such as cathode ray tube (CRT) glass, for resale to original manufacturers or others or converting such materials into manufacturing raw materials for the Company and others and (iii) developing certain other technologies. The Company has developed products and services to meet the needs of a number of its strategic industrial partners and to potentially serve large international markets. The Company's revenue streams are a combination of waste conversion fees and manufactured product sales.

Effective August 31, 1994, Conversion Technologies International, Inc. and Dunkirk International Glass and Ceramics Corporation ("Dunkirk") completed a merger whereby the common shareholders of Dunkirk exchanged their common shares for 257,808 shares of the Company's common stock valued at $13.55 per share (each common share of Dunkirk was converted to 49.107 common shares of CTI). Prior to this transaction, Conversion Technologies International, Inc. had owned 35 shares of Dunkirk's Convertible Series A Preferred Stock, which were canceled upon the merger transaction. The Company contributed $1.5 million to Dunkirk as a condition of the closing. This transaction has been accounted for as a purchase. In conjunction with this merger transaction, the Company recorded a charge against earnings of $6,232,459 relating to the write-off of purchased research and development (in process) technology that had not reached technological feasibility and, in management's opinion, had no alternative future use at the merger date. The in-process technology was expensed on the date of acquisition. As part of this merger transaction, a portion of Dunkirk's debt was converted into 13,281 shares of the Company's common stock at an exercise price of $20.32 per share.

If this merger transaction had occurred on July 1, 1994, the Company's consolidated revenue, net loss and pro forma net loss per common share for the year ended June 30, 1995 would have been $1,235,716, ($12,974,814) and ($17.24), respectively.

As of the date of the merger transaction, Dunkirk was in the developmental stage. Dunkirk was incorporated on July 3, 1990, for the purpose of recycling and beneficially reusing industrial waste cathode ray tube (CRT) glass and converting other industrial waste materials into high value specialty abrasives and other glass-ceramic materials. Dunkirk started developing its patented processes in 1991. CRT glass processing commenced in the summer of 1994 and Dunkirk commenced production of its ALUMAGLASS-TM- family of abrasives in the spring of 1995 and accordingly, the Company has exited the development stage. Product application testing and initial marketing of ALUMAGLASS-TM- is currently underway. Dunkirk incurred cumulative net losses of approximately $2,845,000 from its inception, July 3, 1990 to August 31, 1994. In addition, as of August 31, 1994, Dunkirk had a working capital deficiency of

                     Conversion Technologies International, Inc.
                                    and Subsidiary

                      Notes to Consolidated Financial Statements



1.  ORGANIZATION (CONTINUED)

approximately $2,728,000 and a shareholders' deficiency of approximately $1,240,000 which includes the above mentioned $1.5 million capital contribution from the Company.

On November 9, 1995, the Board of Directors approved an approximate 0.1218-for-one reverse split of its common stock. The accompanying consolidated financial statements have been retroactively restated to reflect this reverse stock split.

On May 16, 1996 the Company completed its initial public offering ("IPO"). The funds generated by this offering became available at the closing on May 21, 1996, and included the proceeds from 3,067,000 shares of common stock sold at $4.40 per share, 3,067,000 Class A Warrants sold at $0.05 each and 3,067,000 Class B Warrants sold at $0.05 each. On June 7, the Company closed on the underwriter's over-allotment option for sales of 460,050 of each of the foregoing securities at identical pricing. (See Note 7).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Conversion Technologies International, Inc. and its wholly-owned subsidiary, Dunkirk International Glass and Ceramics Corporation. The consolidated statement of operations and cash flows for the year ended June 30, 1995 include the results of Dunkirk from August 31, 1994 (date of merger). Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company derives most of its revenue from a combination of fees charged to accept waste materials and from the sale of its products. Revenue recognition of the fees charged to accept the waste material is deferred until the material is placed through the conversion process.

For the year ended June 30, 1996, 87.5% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $1,395,568, $677,648 and $273,709 which represents 52.1%, 25.3% and
10.2% of total revenue, respectively. For the year ended June 30, 1995, 90.8% of the Company's revenue was derived from three major customers. Revenue generated

                     Conversion Technologies International, Inc.
                                    and Subsidiary

                      Notes to Consolidated Financial Statements



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

from each of these customers amounted to $436,246, $387,752 and $241,838 which represents 37.2%, 33.0% and 20.6% of total revenue, respectively.

RESERVE FOR DISPOSAL

Dunkirk began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the potential disposal costs for the waste materials accepted, in the event that the conversion processes being developed were not successful. For the two months ended August 31, 1994, Dunkirk recorded additions of $135,000 to this reserve. From August 31, 1994 (date of merger) to June 30, 1995, the Company recorded an addition of $935,000 to this reserve. From July 1, 1995 to June 30, 1996, the Company reduced the reserve by approximately $623,000. The increases/decreases in the reserve, which substantially resulted from changes in the volume of inventory, have been charged/credited against operations. The Company intends to adjust the reserve when the conversion processes prove commercially successful.

INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                                    JUNE 30,
                                                1996         1995
                                               -------      -------
         Raw materials                       $ 79,237     $ 48,015
         Work-in-process                      135,536      109,168
         Finished goods                       122,963       70,541
                                               -------      -------
                                             $337,736     $227,724
                                               -------      -------
                                               -------      -------

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. The Company capitalized interest costs of $439,932 in the year ended June 30, 1996 and $63,499 in the year ended June 30, 1995 with respect to the construction of certain long-term assets. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets. Amortization on assets under capital leases is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases.

                     Conversion Technologies International, Inc.
                                    and Subsidiary

                      Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

The Company considers all marketable securities to be available for sale. These securities are carried at cost which approximated fair value at June 30, 1996.

DEFERRED FINANCING COSTS

Deferred costs include costs related to obtaining debt financing, and are being amortized under the interest method of accounting.

INCOME TAXES

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

PROCESS DEVELOPMENT COSTS

Process development costs represent research and development associated with the Company's CRT glass processing and ALUMAGLASS-TM- product lines (technologies) since the date of the merger transaction.

EXTRAORDINARY ITEM

The consolidated statement of operations for the fiscal year ended June 30, 1996 includes an extraordinary charge of $442,000, representing the costs of obtaining bridge financing in the form of Bridge Notes totaling $2,225,000 (see
Note 4).

                     Conversion Technologies International, Inc.
                                    and Subsidiary

                      Notes to Consolidated Financial Statements


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

The net loss per common share is based on the net loss for the year, divided by the weighted average number of common shares outstanding during the year (excluding the common shares that were deposited into escrow in connection with the Company's initial public offering -- see Note 7). Common Stock equivalents such as stock options and warrants are not included as their effect is anti-dilutive. However, immediately prior to the closing of the Company's initial public offering, the Company's Series A Preferred Stock was converted into 1,023,054 shares of common stock (see Note 7). The weighted average number of these converted shares, at June 30, 1996 and 1995 were 1,023,054 and 587,742 respectively, and they have been included in the related net loss per common share calculation. Therefore, the weighted average number of common shares outstanding at June 30, 1996 and 1995 were 1,559,908 and 734,754, respectively.

EMPLOYEE STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

PENDING ACCOUNTING PRONOUNCEMENTS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", proscribes new rules for recognizing impairments to property, plant and equipment. The standard is effective for the Company beginning fiscal 1997. Management believes this standard will have no impact on the Company.

                     Conversion Technologies International, Inc.
                                    and Subsidiary

                      Notes to Consolidated Financial Statements


3.  DEBT

Long-term debt consists of the following obligations as of June 30, 1996 and 1995:

                                                              JUNE 30,
                                                       1996              1995
                                                        ----              ----
Dunkirk--Chautauqua Region Industrial
Development Corporation (CRIDA) mortgage
note (collaterized by a mortgage on real
property having a carrying value of
approximately $1,593,500 at June 30, 1996)
payable in monthly installments of $4,285
including interest at a variable rate
(6% at June 30, 1996) through October 1,
2004.                                            $    336,529      $    366,762

Dunkirk--Term loans with a bank payable in
84 monthly installments of $40,944
including principal and interest at the
prime rate (8.25% at June 30, 1996)
through December 27, 2001.  Collateral
for this loan is a first purchase money
lien on the Company's machinery and
equipment, and repayment is guaranteed
by the former Dunkirk president and the
New York State Job Development Authority
(JDA).                                              2,192,379         2,492,767

Dunkirk--Subordinated mortgage note
(collateralized by a mortgage on real
property having a carrying value of
approximately $1,593,500 at June 30, 1996)
payable in monthly installments of
$4,956 including interest at 10%
through January 21, 2004.                             317,517           343,806

Dunkirk--Chautauqua County Industrial
Development Agency (CCIDA) subordinated
note payable in monthly payments of
$1,485 including interest at 7% through
June 1, 1999.  The note contains various
restrictive covenants, is guaranteed by
the former Dunkirk president and is
collateralized by a subordinated security
interest in certain machinery and
equipment having a carrying value of
approximately $11,683,500.                             49,295            64,295

                     Conversion Technologies International, Inc.
                                    and Subsidiary

                      Notes to Consolidated Financial Statements


3.  DEBT (CONTINUED)

                                                               JUNE 30,
                                                        1996              1995
                                                         ----              ----
Dunkirk--Southern Tier Enterprise
Development Organization (STEDO)
subordinated note payable in monthly
payments of $1,169 including interest
at 8% through July 1, 2002.  The note
contains various restrictive covenants,
is guaranteed by the former Dunkirk
president and is collateralized by a
subordinated security interest in certain
equipment having a carrying value of
approximately $11,683,500.                             59,974            68,816

Dunkirk--New York Job Development
Authority (Al Tech) subordinated note
payable in monthly payments of $1,887
including interest at 5% through
September 1, 1999.  The note contains
various restrictive covenants, is
guaranteed by the former Dunkirk
president and is collateralized by a
subordinated security interest in
certain equipment having a carrying
value of approximately $11,683,500.                    67,799            86,543

Dunkirk--Chautauqua County Industrial
Development Agency solid waste disposal
facility bonds payable in quarterly
payments of interest only through
September 1, 1998 at a rate of 11.5%
subject to adjustment upon the
achievement of stated debt service
coverage ratio.  Beginning December 1,
1998 and annually through December 1,
2010 principal payments which increase
from $325,000 to $1,025,000 are payable
with interest continuing to be paid
quarterly.  The bond security agreement
contains various restrictive covenants and
is collateralized by a security interest
in the equipment acquired with the
proceeds (see Note 5, Restricted Assets).           8,000,000         5,000,000

                     Conversion Technologies International, Inc.
                                    and Subsidiary

                      Notes to Consolidated Financial Statements


3.  DEBT (CONTINUED)

                                                                JUNE 30,
                                                         1996              1995
                                                         ----              ----
Dunkirk--Subordinated unsecured debt
from various electronic companies; OI-NEG
TV Products, Inc. (Techneglas), Thomson
Consumer Electronics, Sanyo Manufacturing
Corp., Toshiba Display Devices and Hitachi
Electronic Devices (USA), begin with
quarterly payments of interest only at
prime plus 2% (10.25% at June 30, 1996)
through a range of dates ending January 1, 1999. Beginning between March 31, 1998 and April 1, 1999 and going through a range of dates with the final subordinate debt issue ending January 1, 2004 quarterly installments of principal plus interest at prime plus 2% are payable.
The first five quarterly interest payments for a portion of the debt has been converted by the Company into subordinated notes ($43,789 converted at June 30, 1996) payable in quarterly payments of interest only at 8% for nineteen quarters and the principal amount plus interest being due between April 1, 1999 through April 1, 2000.

                                                      695,507           639,030
                                                    ----------         ---------
Total Debt                                         11,719,000         9,061,969


Less current maturities                               437,285           404,387
                                                    ----------         ---------
                                                 $ 11,281,715       $ 8,657,582
                                                    ----------         ---------
                                                    ----------         ---------

The Company has agreed to indemnify and hold harmless the former Dunkirk president with respect to guarantees made by him for obligations of Dunkirk. In addition, the Company has agreed to use its reasonable efforts to cause the release of such guarantees.

Maturities on long-term debt for the next five years are as follows:

         June 30,
         1997                          $ 437,285
         1998                            511,964
         1999                          1,044,540
         2000                          1,109,491
         2001                            993,617
         Thereafter                    7,622,103
                                       ----------
                                    $ 11,719,000
                                       ----------
                                       ----------

                    CONVERSION TECHNOLOGIES INTERNATIONSL, INC.
                                  AND SUBSIDIARY


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DEBT (CONTINUED)

The carrying amounts and fair values of long-term borrowings consisted of the following at June 30, 1996:


                                          CARRYING AMOUNT     FAIR VALUE
                                          ---------------     ----------

    5% subordinated note                  $     67,799        $     62,370
    6% mortgage note                           336,529             287,336
    7% subordinated note                        49,295              46,942
    8% subordinated note                        59,974              56,771
    8.25% secured bank loan                  2,192,379           2,192,379
    10% subordinated mortgage note             317,517             314,882
    Variable rate debt                         695,507             695,507
    11.5% solid waste disposal bonds         8,000,000           8,000,000
                                           -----------         -----------
       Total Long-Term Borrowings         $ 11,719,000        $ 11,656,187
                                           ===========         ===========

The fair values of fixed long-term borrowings were calculated as the present value of future cash flows discounted at the Company's estimated current borrowing rate of the respective issues ranging from prime plus 2% to prime plus 3.25%.

4.  NOTES PAYABLE

During fiscal 1996 Dunkirk repaid a $262,500 balance plus accrued interest to close a $300,000 line of credit arrangement with a bank.

In June, 1996 Dunkirk repaid a $124,000 demand note plus accrued interest payable to a bank. The balance outstanding on this note was $124,000 at June 30, 1995.

During the period commencing September 1995 and ending November 1995, the Company issued $700,000 of 6% convertible promissory notes, in anticipation of additional equity financing, of which $50,000 was paid during the year (see below).

During the period commencing December 7, 1995 and ending December 15, 1995, the Company obtained additional bridge financing ("bridge loan") in the principal amount of $2,225,000, (recorded, net of the value assigned to the attached warrants, at $2,158,250) which includes the conversion of $650,000 of the $700,000 convertible promissory notes discussed above. The bridge loan was issued through a private placement arranged by the underwriter of the Company's IPO. This bridge loan was comprised of bridge units, each consisting of a bridge note in the principal amount of $50,000 bearing interest at the rate of 10% per annum, and warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $4.00 per share commencing one year from the date of issuance and expiring three years after the initial closing date of the bridge loan offering.

                    CONVERSION TECHNOLOGIES INTERNATIONSL, INC.
                                  AND SUBSIDIARY


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  NOTES PAYABLE (CONTINUED)

In March 1996, the Company issued $200,000 of promissory notes, due upon the earlier of the closing of the IPO and six months from the date issued, to certain directors, officers and security holders which bore interest at 10% per annum. In May 1996, the Company issued an additional $200,000 of promissory notes to a securityholder with identical terms to the notes issued in March 1996.

All of the outstanding bridge notes and promissory notes were repaid at the closing of the IPO from the proceeds thereof. Concurrent with the closing of the offering, the common stock warrants issued to the bridge note holders were converted into an equivalent number (1,112,500) of Class A warrants, each of which entitles the holder to purchase, at an exercise price of $5.85, subject to adjustment, one share of common stock and one Class B warrant. Each Class B warrant entitles the holder to purchase one share of common stock at an exercise price, subject to adjustment, of $7.80 (see Note 7).

5.  RESTRICTED ASSETS

Dunkirk has $72,859 and $78,772 of project funds available at June 30, 1996 and June 30, 1995, respectively, for the acquisition of qualified machinery and equipment from the unexpended balance on the sale of the solid waste disposal facility bonds. In addition, a debt service reserve fund equivalent to 10% of the bonds plus interest is required to be deposited in escrow ($840,442 at June 30, 1996 and $508,291 at June 30, 1995), and may be released under certain conditions.

Dunkirk also has a debt service reserve fund of $428,015 at June 30, 1996 and $406,845 at June 30, 1995, including interest, deposited in escrow as required by the JDA for payment of the final installments due on the related debt.

6.  COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation commenced by the Company in the Supreme Court of New York, County of Chautauqua, against a general contractor hired to construct the improved abrasives finishing area, which is a part of the Company's current capital expansion program. The contractor commenced work in April 1995, but was asked to stop work in November 1995 following significant cost overruns, problems and delays in construction and disputes with the Company over the scope of the work to be performed by the contractor. The Company has served the contractor with its complaint, alleging, among other things, breach of contract, fraud and defamation, and seeks damages in excess of $1,000,000. The contractor has served an answer with affirmative defenses and counterclaims against the Company for breach of contract. The aggregate amount of the claims by the contractor against the Company is $483,000 plus interest.

The Company does not believe that an adverse outcome in the foregoing dispute would have a material adverse effect on the Company.

                    CONVERSION TECHNOLOGIES INTERNATIONSL, INC.
                                  AND SUBSIDIARY


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is currently negotiating a union contract with its employees at the Dunkirk facility.

The Company has entered into capital leases for machinery and equipment that may be purchased on expiration of the leases on various dates through 2000. The net asset value of property under capitalized leases, included in property, plant and equipment, is as follows:

                                                          JUNE 30,
                                                 1996                1995
                                                 ----                ----
       Machinery and equipment               $ 354,352           $ 351,224
       Less accumulated amortization           217,375             116,844
                                               -------             -------
                                             $ 136,977           $ 234,380
                                               =======             =======

Lease amortization of $101,531 and $80,424 for the years ended June 30, 1996 and 1995, respectively, is included in cost of goods sold. Lease amoritization of $12,414 is included in cost of goods sold of Dunkirk for the two months ended August 31, 1994.

Future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments as of June 30, 1996 is as follows:

    June 30,
       1997                                          $  84,051
       1998                                             40,973
       1999                                             27,179
       2000                                             15,879
       2001                                               -
                                                       -------
    Total net minimum lease payments                   168,082
    Less amount representing interest                   20,475
                                                       -------
    Present value of net minimum lease payments       $147,607
                                                       =======

Total rent expense of the Company for the periods ended June 30, 1996 and 1995 was $99,530 and $76,886, respectively. All non-cancelable operating lease agreements expire during fiscal 1997.

                    CONVERSION TECHNOLOGIES INTERNATIONSL, INC.
                                  AND SUBSIDIARY


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  CAPITAL STOCK

During fiscal 1995, the Company issued 2,958,000 shares of Series A Preferred Stock, par value $.001, at $2.50 per share through private equity placements. The Series A Preferred Stock was convertible into the Company's common stock on an approximate 0.1218-to-one basis subject to certain anti-dilution provisions.

As part of the merger transaction described in Note 1, the Company's 7%, $600,000 convertible bridge notes, issued in fiscal 1994 to related parties, were converted into the Company's common stock (at $13.55 per share). All related deferred finance charges were charged to equity upon the conversion.

On May 16, 1996, the Company completed an initial public offering of the Company's common stock, Class A warrants and Class B warrants. Concurrent with the closing of the IPO, the Series A Preferred Stock was converted into 1,023,054 shares of common stock as a result of the restatement of the Company's Certificate of Incorporation which adjusted the Series A Preferred Stock conversion ratio due to anti-dilution provisions. In addition, preferred stock warrants became exercisable for common stock (adjusted for a 0.1218-for-one reverse common stock split -- see Note 1) and the number of common shares into which certain common stock warrants and all preferred stock warrants are convertible increased by a factor of approximately 2.84 upon the effective date of the IPO due to the fact that those warrants had protection against the dilutive effect of the valuation placed on the Company upon the IPO. Also, upon the effective date of the IPO, the Company adjusted the exercise price of all the options and warrants outstanding prior to the IPO to $4.40 with some warrants having an exercise price equal to $4.40 plus a premium in certain circumstances. All amounts disclosed related to options and warrants have been restated to reflect the adjusted exercise prices.

In connection with the IPO, 740,559 shares of the Company's common stock and options to purchase 71,923 shares of Common Stock (the "Escrow Securities") were deposited into escrow by the holders thereof. The Escrow Securities will only be released from escrow when the Company attains certain earnings levels or the market price of the Company's common stock achieves certain levels. These Escrow Securities are subject to cancellation if such conditions are not achieved.

In conjunction with the issuance of the Company's 7%, $600,000 convertible bridge notes in fiscal 1994, the private equity placement, as well as for other business reasons, the Company has issued the following common stock purchase warrants, all of which expire between the fifth and seventh anniversary of the date of grant:

                    CONVERSION TECHNOLOGIES INTERNATIONSL, INC.
                                  AND SUBSIDIARY


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  CAPITAL STOCK (CONTINUED)

                                                       NUMBER OF     EXERCISE
                                                         SHARES        PRICE
                                                         ------        -----
   Outstanding at June 30, 1994                         146,536         $4.77
   Granted October 19, 1994 through June 30, 1995       173,158     4.40-5.28
   Exercised                                               (608)        20.53
   Canceled                                              (2,315)         4.40
                                                          -----

   Outstanding at June 30, 1995                         316,771     4.77-5.28




   Granted July 21, 1995 through December 15, 1995    1,114,933     4.00-4.40
   Canceled                                          (1,112,500)         4.00
                                                      ---------
  Outstanding at June 30, 1996                          319,204     4.40-5.28
                                                        =======

In conjunction with its initial public offering, the Company has issued the following Class A and Class B warrants, all of which expire on the fifth anniversary of the date issued:

                                                      CLASS A                  CLASS B
                                                      -------                  -------
                                                NUMBER OF     EXERCISE   NUMBER OF     EXERCISE
                                                 SHARES        PRICE      SHARES        PRICE
                                                 ------        -----      ------        -----
  Outstanding at June 30, 1995                  -             -           -            -
   Issued May 16, 1996 and June 7, 1996       4,639,550       $5.85    3,527,050       $7.80
                                              ---------                ---------
  Outstanding at June 30, 1996                4,639,550                3,527,050
                                              =========                =========

The Company maintains an Employee Stock Option Plan (the "Employee Plan") and a Non-Employee Director Stock Option Plan (the "Non-Employee Plan"). Stock options may be granted at the discretion of the Board of Directors. The Company has reserved 440,000 and 70,400 shares of its common stock for issuance upon the exercise of options granted under the Employee and Non-Employee Plans, respectively. The Non-Employee Plan options are exercisable in full one year after the date of grant and expire ten years from the date of grant. The Employee Plan options primarily vest one-third on each of the first three anniversaries of the date of grant and expire on the seventh anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant.

On April 21, 1996, the Company granted, effective as of the effective date of the IPO, non-qualified options to purchase 50,000 shares of its common stock at an exercise price of $4.40 per share to an executive officer and director. These options are not part of the Employee Plan and Non-Employee Plan.

                    CONVERSION TECHNOLOGIES INTERNATIONSL, INC.
                                  AND SUBSIDIARY


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. CAPITAL STOCK (CONTINUED)

The following table summarizes the activity in options under the Employee and Non-Employee Plans, plus options granted on a non-qualified basis:

                                               NUMBER   EXERCISE
                                            OF SHARES      PRICE
                                              ---------    -----
 EMPLOYEE PLAN OPTIONS




 Outstanding at June 30, 1994                    3,896        $4.40
  Granted                                       39,630         4.40
  Canceled                                      (5,443)        4.40
                                                 -----
 Outstanding at June 30, 1995                   38,083         4.40
  Granted                                       38,424         4.40
  Canceled and expired                          (6,884)        4.40
                                                 -----
 Outstanding at June 30, 1996                   69,623         4.40
                                                ======
 NON-EMPLOYEE PLAN OPTIONS




 Outstanding at June 30, 1994                    1,397         4.40
  Granted                                        4,869         4.40
                                                 -----



  Outstanding at June 30, 1995                   6,266         4.40
  Granted                                        1,217         4.40
                                                 -----
Outstanding at June 30, 1996                     7,483         4.40
                                                 =====

 NON-QUALIFIED OPTIONS
 Outstanding at June 30, 1995                      -            -
  Granted                                       50,000         4.40
                                                ------
 Outstanding at June 30, 1996                   50,000         4.40
                                                ======

8.  INCOME TAXES

There was no income tax expense/benefit for the Company for the years ended June 30, 1996 and 1995. Nor was there any tax expense/benefit for Dunkirk for the two months ended August 31, 1994.

                    CONVERSION TECHNOLOGIES INTERNATIONSL, INC.
                                  AND SUBSIDIARY


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.  INCOME TAXES (CONTINUED)

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 34% for the years ended June 30, 1996 and 1995:



                                                                               PREDECESSOR
                                                          COMPANY                COMPANY
                                                          -------                -------
                                                      FOR THE YEAR ENDED        TWO MONTHS
                                                           JUNE 30,               ENDED
                                                      1996         1995       AUGUST 31, 1994
                                                      ----         ----       ---------------
Income tax benefit based on U.S. statutory rate $(1,548,003)   $(4,166,599)      $ (251,065)
Write-off of in-process technology with no
  tax deduction                                                  2,119,036
Valuation allowance for losses                    1,548,003      2,047,563          251,065
                                                   ---------     ---------          -------
                                                    $ --          $  --            $  --
                                                  ==========     =========          =======


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          JUNE 30,
                                                   1996            1995
                                                   ----            ----
Deferred tax assets:
  Deferred revenue                                $  223,163    $  377,692
  Reserve for disposal                               294,800       544,000
  Start-up costs                                      86,000       114,667
  Tax loss carryforward                            4,584,808      2,351,232
                                                   ---------      ---------
Total deferred tax assets                          5,188,771      3,387,591

Valuation allowance                                5,188,771      3,387,591
                                                   ---------      ---------
Net deferred tax assets                           $    --       $     --
                                                   =========      =========


The above net deferred tax assets have been reserved because it is not more likely than not that they would be recognized.

At June 30, 1996, the Company has approximately $11.5 million of tax loss carryforwards available to offset future taxable income, which expire between 2006 and 2011. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carryforwards in periods following a corporate "ownership change". In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more

                    CONVERSION TECHNOLOGIES INTERNATIONSL, INC.
                                  AND SUBSIDIARY


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. INCOME TAXES (CONTINUED)

than 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it appears that on August 31, 1994 (Dunkirk merger) and May 16, 1996 (completion of IPO) such changes in ownership had occurred. As a result of such changes, it appears the Company's ability to utilize its net operating loss carryforwards generated by Dunkirk prior to August 31, 1994 (approximately $1.5 million) is limited by Section 382 and is further limited to the use of these loss carryforwards against future Dunkirk earnings only. In addition, the consolidated losses incurred through the IPO date (approximately $8.2 million) may be limited to as low as approximately $1 million on an annual basis.

9.  SUBSEQUENT EVENTS

On August 26, 1996, the Company announced that they had entered into a Letter of Intent relating to a merger of Conversion Technologies International, Inc. and Octagon, Inc., a technical services firm providing radiological control and operations and maintenance services to nuclear utilities and the Departments of Energy and Defense. Octagon Inc.'s revenue and net loss was $28,779,075 and $(527,768), respectively, for the year ended December 31, 1995.

Under the terms of the proposed merger, the holders of Octagon Inc. common stock will receive one share of the Company's stock for every ten shares of Octagon Inc. common stock, and Octagon Inc. will become a wholly-owned subsidiary of the Company.

On September 20, 1996, the Company advanced $250,000 to Octagon Inc. under a secured promissory note. The note is secured by a second lien on Octagon Inc.'s assets and interest is charged at 8.25%. The note is due on demand on or after February 13, 1997.

Effective as of August 26, 1996 ("Effective Date"), the Company approved and adopted the 1996 Long-Term Employee Incentive Plan (the "Plan"). Under the Plan, payment of awards may be in cash or the common stock of the Company or a combination of both, at the option of the Company. The maximum number of shares of the Company's common stock available for awards under the Plan is 200,000, subject to adjustments as provided in the Plan. The Plan will terminate without further action of the board of directors on the tenth anniversary of the Effective Date. No shares have been granted under the Plan.

                                    EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT                  PAGE NO.
- ------                       ----------------------                  --------

2.1      Agreement and Plan of Reorganization dated August 16, 1994,     *
         among the Registrant, CTI Acquisition Corporation, Dunkirk International Glass and Ceramics Corporation ("Dunkirk") and certain shareholders of Dunkirk listed on the signature pages thereto

3.1      Amended and Restated Certificate of Incorporation of the        *
         Registrant

3.2      By-laws of the Registrant                                       *

4.1      Form of Warrant Agreement, including Form of Class A and        *
         Class B Warrant Certificates

4.2      Form of Underwriter's Unit Purchase Option                      *

4.3      Term Note No. 2 dated as of January 27, 1995, between Key       *
         Bank of New York and Dunkirk

4.4      Security Agreement dated as of January 27, 1995, between        *
         Key Bank of New York and Dunkirk

4.5      Debt Service Reserve Agreement dated as of January 27, 1995,    *
         between Key Bank of New York and Dunkirk

10.1     Conversion Technologies International, Inc. 1994 Employee       *
         Stock Option Plan, As Amended

10.2     Conversion Technologies International, Inc. 1994 Stock          *
         Option Plan for Non-Employee Directors, As Amended

10.3     Amended and Restated Employment Agreement dated as of           *
         June 9, 1994, between the Registrant and Harvey Goldman

10.4     Employment Agreement dated as of September 1, 1995, between     *
         the Registrant and Perry A. Pappas

10.5     Form of Indemnification Agreement                               *

10.6     Lease dated as of March 1, 1995, between County of              *
         Chautauqua Industrial Development Agency and Dunkirk

10.7     Sludge and Mixed Cullet Purchase Agreement dated                *
         January 1994, between Toshiba Display Devices, Inc.
         and Dunkirk

10.8     Clean Cullet Sale Agreement dated as of August 27, 1993,        *
         between OI-Neg TV Products, Inc. and Dunkirk

10.9     Raw Materials Purchase and Clean Cullet Sale Agreement          *
         dated November 4, 1993, between Thomson Consumer
         Electronics Inc. and Dunkirk

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT                  PAGE NO.
- ------                       ----------------------                  --------

10.10    Project Development Assistance Agreement dated as of            *
         April 20, 1995, between the Registrant and Paramount
         Capital, Inc.

10.11    Consulting Agreement dated as of May 5, 1995, among the         *
         Registrant, Technology Funding Partners III, L.P. and
         Technology Funding Venture Partners V, An Aggressive
         Growth Fund, L.P.

10.12    Project Development Assistance Agreement dated July 13, 1995,   *
         among the Registrant, Technology Funding Partners III, L.P.
         and Technology Funding Venture Partners V, An Aggressive
         Growth Fund, L.P.

10.13    Consulting Agreement dated March 1, 1995, between the           *
         Registrant and Eckardt C. Beck

10.14    Consulting Agreement dated July 5, 1995, between the            *
         Registrant and Palmetto Partners, Ltd.

10.15    Registration Rights Agreement dated as of May 5, 1995,          *
         among the Registrant, Technology Funding Partners III,
         L.P. and Technology Funding Venture Partners V, An
         Aggressive Growth Fund, L.P.

10.16    Registration Rights Agreement dated as of April 21, 1994,       *
         among the Registrant, Palmetto Partners, Ltd., Harvey
         Goldman and Donald R. Kendall, Jr.

10.17    Registration Rights Agreement dated as of August 19, 1994,      *
         among the Registrant and certain former Dunkirk stockholders

10.18    Warrant for the Purchase of Shares of Series A Convertible      *
         Preferred Stock issued to Paramount Capital, Inc. by the
         Registrant

10.19    Research Agreement dated December 1994, between Dunkirk         *
         and Alfred University

10.20    Note and Warrant Purchase Agreement dated as of April 21,       *
         1994 among the Registrant and each of the investors listed on Schedule I thereto

10.21    Series A Preferred Stock Purchase Agreement dated as of         *
         May 5, 1995, among the Registrant, Technology Funding
         Partners III, L.P. and Technology Funding Venture
         Partners V, An Aggressive Growth Fund, L.P.

10.22    Business Lease dated as of December 31, 1995, between the       *
         Registrant and Bethany Road Associates

11.0     Statement of Computation of Net Loss Per Share

         _________________________
         * INCORPORATED BY REFERENCE TO THE EXHIBITS TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM SB-2, REGISTRATION NO. 333-00756.