Form 10QSB
period 1996-09-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1996-11-14
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended:                 Commission File No.:
         September 30, 1996                              000-28198

                             ----------------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

              Delaware                                       13-3754366
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                           I.D. Number)

     82 Bethany Road, Suite 6
         Hazlet, New Jersey                                    07730
(Address of principal executive offices)                     (Zip Code)

                                 (908) 888-3828
                 (Issuer's telephone number, including area code)

                            -------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X          No
                        -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of November 14, 1996, the Issuer had outstanding 5,539,745 shares of Common Stock, 4,639,550 Redeemable Class A Warrants and 3,527,050 Redeemable Class B Warrants.

                                   Contents
                                                                            Page
                                                                             No.
                                                                            ----
Part I - Financial Information

   Consolidated Balance Sheets of Conversion Technologies International,
    Inc. and Subsidiary as of September 30, 1996 and June 30, 1996..........   3

   Consolidated Statements of Operations of Conversion Technologies
    International, Inc. and Subsidiary for the three month periods
    ended September 30, 1996 and 1995 ......................................   4

   Consolidated Statements of Cash Flows of Conversion Technologies
    International, Inc. and Subsidiary for the three month periods
    ended September 30, 1996 and 1995 ......................................   5

   Notes to Consolidated Financial Statements...............................   6

   Management's Discussion and Analysis of Financial Condition and Results
    of Operations...........................................................   9


Part II - Other Information.................................................  12

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                           Consolidated Balance Sheets


                                                    September 30,     June 30,
                                                         1996           1996
                                                    ------------   ------------
                                                    (Unaudited)
                       ASSETS
Cash and cash equivalents                           $  1,551,087   $  4,539,464
Marketable securities                                  2,036,350      2,009,632
Notes receivable                                         250,000           --
Accounts receivable, less allowance for doubtful
   accounts of $25,000 at September 30, 1996 and
   June 30, 1996                                         382,677        343,214
Inventories                                              424,681        337,736
Prepaid expenses and other current assets                322,209        205,984
                                                    ------------   ------------
Total current assets                                   4,967,004      7,436,030

Property, plant and equipment:
   Land                                                   75,000         75,000
   Building and improvements                           1,609,832      1,609,832
   Machinery and equipment                            11,643,802     11,573,933
   Construction in progress                            1,645,180      1,008,480
                                                    ------------   ------------
                                                      14,973,814     14,267,245
   Less accumulated depreciation                      (1,970,460)    (1,630,639)
                                                    ------------   ------------
                                                      13,003,354     12,636,606

Deferred finance charges, less accumulated
   amortization of $94,900 and $81,272
   at September 30, 1996 and June 30, 1996
   respectively                                          481,215        494,843
Other noncurrent assets                                   98,027         38,304
Restricted assets
   Project Fund                                              154         72,859
   Debt service reserve funds                          1,284,476      1,268,457
                                                    ------------   ------------
                                                    $ 19,834,230   $ 21,947,099
                                                    ============   ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                    $  1,109,483   $  1,279,280
Deferred revenue                                         567,980        557,907
Reserve for Disposal                                     750,900        737,000
Accrued expenses                                         606,454        778,306
Current portion of capital lease obligations              46,761         72,914
Current portion of long-term debt                        437,093        437,285
                                                    ------------   ------------
Total current liabilities                              3,518,671      3,862,692

Capital lease obligations, less current portion           60,907         74,693
Long-term debt, less current portion                  11,177,438     11,281,715

Stockholders' equity:
   Class A common stock, $.00025 par value,
       authorized 25,000,000 shares,
       issued and outstanding 5,449,745 shares at
       September 30, 1996 and June 30, 1996                1,362          1,362
   Additional paid-in capital                         23,905,705     23,905,705
   Accumulated deficit                               (18,829,853)   (17,179,068)
                                                    ------------   ------------
Total stockholders' equity                             5,077,214      6,727,999
                                                    ------------   ------------
                                                    $ 19,834,230   $ 21,947,099
                                                    ============   ============

See accompanying notes.

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                         Three months ended
                                                           September 30,
                                                       1996             1995
                                                    -----------       ---------

Revenue                                             $   344,273       $ 792,129
Cost of goods sold                                    1,206,908         633,394
                                                    -----------       ---------

Gross (loss)/profit on sales                           (862,635)        158,735

Selling, general and administrative                     557,379         288,305
Process development costs                                  --           250,986
                                                    -----------       ---------

Loss from operations                                 (1,420,014)       (380,556)

Interest expense, net                                   230,771         178,827
                                                    -----------       ---------

Net loss                                            $(1,650,785)      $(559,383)
                                                    ===========       =========


Net loss per common share                           $     (0.35)      $   (0.47)
                                                    ===========       =========

See accompanying notes.

               Conversion Technologies International, Inc.
                              and Subsidiary

                  Consolidated Statements of Cash Flows

                               (Unaudited)


                                                      Three months ended
                                                        September 30,
                                                      1996         1995
                                                  -----------   -----------
Operating activities
Net loss                                          $(1,650,785)  $  (559,383)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   Depreciation expense                               339,821       214,331
   Amortization of deferred financing and patent
     costs                                             13,628        13,423
   Accrued interest income on marketable
     securities                                        26,718          --
   Settlement with former officer                                   (99,000)
   Changes in operating assets and liabilities:
     Increase in accounts receivable                  (39,463)      (77,255)
     Increase in inventories                          (86,945)      (75,829)
     Increase in other current assets                (116,225)      (61,267)
     Increase in other noncurrent assets              (59,723)       (4,714)
     Increase (decrease) in deferred revenue           10,073      (136,885)
     Increase (decrease) in accounts payable,
       reserve for disposal and other
       accrued expenses                              (327,749)      293,136
                                                  -----------   -----------
Net cash used in operating activities              (1,944,086)     (493,443)

Investing activities
Issuance of notes receivable                         (250,000)         --
Capital expenditures                                 (706,569)   (2,559,026)
                                                  -----------   -----------
Net cash used in investing activities                (956,569)   (2,559,026)

Financing activities
Increase in deferred finance and registration
   costs                                                 --         (36,485)
Issuance of notes payable                                --         200,000
Issuance of long-term debt                              8,282     3,015,211
Decrease (increase) in restricted assets               56,686      (671,624)
Principal payments on long-term debt                 (112,751)      (90,983)
Principal payments under capital lease
  obligations                                         (39,939)      (23,768)
                                                  -----------   -----------
Net cash (used in) provided by
  financing activities                                (87,722)    2,392,351
                                                  -----------   -----------

(Decrease) increase in cash and cash equivalents   (2,988,377)     (660,118)
Cash and cash equivalents at beginning of period    4,539,464       733,843
                                                  -----------   -----------
Cash and cash equivalents at end of period        $ 1,551,087   $    73,725
                                                  ===========   ===========

See accompanying notes.

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

                               September 30, 1996

                                 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended June 30, 1996 included in the Company's annual report on Form 10-KSB.

2. Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                       September 30, 1996  June 30, 1996
                                       ------------------  -------------
            Raw materials                 $   71,805       $   79,237
            Work-in-process                  160,592          135,536
            Finished goods                   192,284          122,963
                                             -------          -------
                                           $ 424,681        $ 337,736
                                             =======          =======

3. Revenue Recognition

The Company derives most of its revenue from a combination of fees charged to accept waste materials and from the sale of its products. Revenue recognition of the fees charged to accept the waste material is deferred until the material is placed through the conversion process.

For the three months ended September 30, 1996, 70.4% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $145,343, $62,039 and $34,979 which represents 42.2%, 18.0% and 10.2% of total revenue, respectively. For the three months ended September 30, 1995, 89.9% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $391,130, $258,098 and $63,011 which represents 49.4%, 32.6% and 7.9% of total revenue, respectively.

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

4. Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), the wholly-owned subsidiary of the company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the potential disposal costs for the waste materials accepted, in the event that the conversion processes being developed were not successful. From July 1, 1995 to September 30, 1995, the Company reduced the reserve by $205,000. From July 1, 1996 to September 30, 1996, the Company increased the reserve by approximately $14,000. The increases/decreases in the reserve, which substantially resulted from changes in the volume of inventory, have been charged/credited against operations. The Company intends to adjust the reserve when the conversion processes prove commercially successful.

5. Net Loss Per Common Share

The net loss per common share is based on the net loss for the three-month period, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering, and including 1,023,054 shares of the Company's common stock into which the Company's Series A Preferred Stock was converted upon the closing of the initial public offering). Common Stock equivalents such as stock options and warrants are not included as their effect is anti-dilutive. The weighted average number of common shares outstanding at September 30, 1996 and 1995 was 4,709,186 and 1,187,003, respectively.

6. Commitments and Contingencies

The Company is a party to litigation commenced by the Company in the Supreme Court of New York, County of Chautauqua, against a general contractor hired to construct an improved abrasives finishing area, which is a part of the Company's current capital expansion program. The contractor commenced work in April 1995, but was asked to stop work in November 1995 following significant cost overruns, problems and delays in construction and disputes with the Company over the scope of the work to be performed by the contractor. The Company has served the contractor with its complaint, alleging, among other things, breach of contract, fraud and defamation, and seeks damages in excess of $1,000,000. The contractor has served an answer with affirmative defenses and counterclaims against the Company for breach of contract. The aggregate amount of the claims by the contractor against the Company is $483,000 plus interest. The Company does not believe that an adverse outcome in the foregoing dispute would have a material adverse effect on the Company.

The Company is currently negotiating a union contract with its employees at the Dunkirk facility.

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

7. Proposed Merger

On August 26, 1996, the Company announced that it had entered into a Letter of Intent relating to a merger of a subsidiary of Conversion Technologies International, Inc. and Octagon, Inc., a technical services firm providing radiological control and operations and maintenance services to nuclear utilities and the Departments of Energy and Defense. Octagon, Inc.'s revenue and net loss was $28,779,075 and $(527,768), respectively, for the year ended December 31, 1995.

Under the terms of the proposed merger, the holders of Octagon, Inc. common stock will receive one share of the Company's stock for every ten shares of Octagon, Inc. common stock, and Octagon, Inc. will become a wholly-owned subsidiary of the Company. The consummation of the merger is subject to customary conditions.

On September 20, 1996, the Company advanced $250,000 to Octagon, Inc. under a secured promissory note. The note is secured by a second lien on Octagon, Inc.'s assets and interest is charged at 8.25 %. The note is due on demand on or after February 13, 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Consolidated revenues for the three months ended September 30, 1996 were approximately $344,000, consisting primarily of CRT glass recycling fees and approximately $65,000 of ALUMAGLASS(TM) sales. For the same three-month period of 1995, the Company's consolidated revenues were approximately $792,000, of which approximately $49,000 was from sales of ALUMAGLASS and the remainder was CRT recycling fees. This decrease in revenues primarily reflects reduced inventory of unprocessed CRT glass, improvements in CRT manufacturing processes which have resulted in lower levels of glass breakage at the Company's CRT customers' facilities and increased competition in the form of additional CRT glass recycling vendors, in each case as compared to the prior year period.

The net change in cost of goods sold for the three months ended September 30, 1996 versus the same prior year period, an increase of $574,000 despite lower sales volume, reflects a number of factors, including (i) a $219,000 net increase in the non-cash charge associated with the reserve for potential disposal costs of raw materials (an approximately $14,000 increase in the reserve for the three months ended September 30, 1996 as a result of a modest increase in certain raw material inventories as compared with a $205,000 decrease in the reserve for the three months ended September 30, 1995, during which such inventories decreased significantly), (ii) a portion of the three months ended September 30, 1995 process development costs, which were fixed in nature, are now included in cost of goods sold since the specific processes have since become operational, (iii) an increase of $195,000 in the non-cash charge for depreciation, reflecting completion of the major components of the abrasives finishing area and (iv) the expensing of production inefficiencies incurred during modifications to the abrasives and other processing systems during the three months ended September 30, 1996.

As a consequence of the above revenue and cost changes, the Company's gross margin declined to a loss of approximately $863,000 for the three months ended September 30, 1996 from a profit of approximately $159,000 for the same period of 1995.

Selling, general and administrative expenses of approximately $557,000 for the three months ended September 30, 1996 compare with approximately $288,000 for the same 1995 period. This increase reflects approximately $70,000 higher consulting costs, approximately $61,000 higher legal expenses and approximately $32,000 higher personnel costs, together with a $99,000 settlement received in the three months ended September 30, 1995 from a former officer of Dunkirk.

During the three months ended September 30, 1995, the Company incurred process development costs of approximately $251,000, representing development activity, completed during the fiscal year ended June 30, 1996, which was directed at the Company's ALUMAGLASS abrasives product and its CRT glass recycling operation. No such costs were incurred during the three-month period ended September 30, 1996.

Net interest expense increased to approximately $231,000 for the three months ended September 30, 1996 from approximately $179,000 for the same prior year period. This cost increase reflects increased indebtedness of the Company and approximately $89,000 of capitalized interest during the three months ended September 30, 1995, which were partially offset by an approximately $80,000 increase in interest income on cash received from the Company's initial public offering.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from debt financing, the private placement of preferred stock (subsequently converted into Common Stock) and the proceeds of the Company's initial public offering in May, 1996 ("IPO"). At September 30, 1996, the Company had approximately $11,615,000 in principal amount of long-term indebtedness (excluding capital lease obligations) and net working capital of approximately $1,448,000.

The Company's negative cash flow from operations for the three months ended September 30, 1996 was approximately $1,944,000. This level of negative cash flow represents an increase from levels experienced during the three months ended September 30, 1995, and is principally due to lower monthly revenue and increased production efforts to build inventories of ALUMAGLASS that had been curtailed prior to the IPO due to cash constraints.

At September 30, 1996 the Company had approximately $3,587,000 in available cash and marketable securities. In late September and October, 1996 the Company effected a number of cost saving measures to enable it to continue to fund its operations from its existing resources, and to reduce the revenue required to achieve break even cash flow, although there can be no assurance that the Company will achieve such break even cash flow. Such measures included reducing melting and other operations since inventories of ALUMAGLASS have reached satisfactory levels, making reductions in overhead and other operating expenses and refraining from making discretionary capital expenditures. The Company is also aggressively pursuing its marketing efforts and product application activities to increase ALUMAGLASS revenues and to attempt to achieve the highest possible value for its products. The Company's capital expenditure program is now substantially complete. The Company estimates that it will require modest near-term capital expenditures at its facility, principally to complete certain elements of its mechanical conversion area and computer recycling operations, although additional discretionary expenditures could be made if additional financing or cash from operations becomes available. The Company anticipates remaining capital outlays of approximately $140,000 in connection with its joint venture with VANGKOE Industries, Inc. ("VANGKOE"), 50% of which is required to be reimbursed to the Company by VANGKOE in accordance with the terms of the joint venture, although there can be no assurance that such amount will be reimbursed.

The Company's long-term indebtedness consists principally of (i) $8 million outstanding principal amount of industrial development bonds issued through the Chautauqua County Industrial Development Agency, which bear interest at 11.5% with principal repayments commencing in 1998 over a 12-year period, (ii) $2,109,230 outstanding principal amount under term loans provided by Key Bank of New York and guaranteed by the New York Job Development Authority, which loans bear interest at the prime rate and are payable in monthly installments through January 2002 and
(iii) various mortgage loans and subordinated indebtedness from certain of the Company's CRT glass customers who provided financial and technical assistance to the Company during its start-up phase. The Company's debt service requirements are currently approximately $412,000 per quarter (excluding capital lease obligations). The Company's long-term indebtedness is secured by liens on substantially all of its fixed assets. The Company's long-term indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such long-term indebtedness contain a limited number of customary covenants and default provisions.

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

                           Part II - Other Information

Item 1.  Legal Proceedings

See Note 6 of Notes to Consolidated Financial Statements above.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(11) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.



Dated: November 14, 1996      /s/ Harvey Goldman
                              -----------------------------------
                              Harvey Goldman
                              Chief Executive Officer,
                              President and Chairman



Dated: November 14, 1996      /s/ David L. Sanders
                              ------------------------------------
                              David L. Sanders
                              Chief Accounting Officer
                              (Principal Financial Officer)