Form 10QSB
period 1996-12-31
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1997-02-13
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                            Commission File No.:
      December 31, 1996                                         000-28198

                             ----------------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                               13-3754366
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                                  I.D. Number)

       82 Bethany Road, Suite 6
         Hazlet, New Jersey                                         07730
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

                           Yes   |X|             No   | |

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of February 12, 1997, the Issuer had outstanding 5,539,745 shares of Common Stock, 4,639,550 Redeemable Class A Warrants and 3,527,050 Redeemable Class B Warrants.

                                    Contents

                                                                           Page
                                                                            No.
                                                                           -----

Part I - Financial Information

     Consolidated Balance Sheets of Conversion Technologies
       International, Inc. and Subsidiary as of December
       31, 1996 and June 30, 1996...........................................3

     Consolidated Statements of Operations of Conversion
       Technologies International, Inc. and Subsidiary for the
       three and six month periods ended December 31, 1996 and 1995.........4

     Consolidated Statements of Cash Flows of Conversion
       Technologies International, Inc. and Subsidiary for the six
       month periods ended December 31, 1996 and 1995.......................5

     Notes to Consolidated Financial Statements.............................6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................9

Part II - Other Information................................................14

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                           Consolidated Balance Sheets

                                                   December 31,      June 30,
                                                      1996             1996
                                                  -------------   -------------
                                                   (Unaudited)
                                     ASSETS
Cash and cash equivalents                         $  1,764,391     $  4,539,464
Marketable securities                                     --          2,009,632
Notes receivable                                       416,761             --
Accounts receivable, less allowance for
    doubtful accounts of $18,000 and
    $25,000 at December 31, 1996 and
    June 30, 1996, respectively                        240,216          343,214
Inventories                                            431,424          337,736
Prepaid expenses and other current assets              294,051          205,984
                                                  ------------     ------------
Total current assets                                 3,146,843        7,436,030

Property, plant and equipment:
    Land                                                75,000           75,000
    Building and improvements                        1,609,832        1,609,832
    Machinery and equipment                         11,720,714       11,573,933
    Construction in progress                         1,647,129        1,008,480
                                                  ------------     ------------
                                                    15,052,675       14,267,245
    Less accumulated depreciation                   (2,255,653)      (1,630,639)
                                                  ------------     ------------
                                                    12,797,022       12,636,606

Deferred finance charges, less
    accumulated amortization of
    $108,529 and $81,272 at
    December 31, 1996 and
    June 30, 1996, respectively                        467,586          494,843
Other noncurrent assets                                144,716           38,304
Restricted assets
    Project Fund                                           156           72,859
    Debt service reserve funds                       1,300,879        1,268,457
                                                  ------------     ------------
                                                  $ 17,857,202     $ 21,947,099
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                  $    726,277     $  1,279,280
Deferred revenue                                       582,072          557,907
Reserve for disposal                                   790,900          737,000
Accrued expenses                                       563,905          778,306
Current portion of capital lease
    obligations                                         40,201           72,914
Current portion of long-term debt                      446,392          437,285
                                                  ------------     ------------
Total current liabilities                            3,149,747        3,862,692

Capital lease obligations, less
    current portion                                     53,509           74,693
Long-term debt, less current portion                11,062,611       11,281,715

Stockholders' equity:
    Class A common stock, $.00025 par
        value, authorized 25,000,000
        shares, issued and outstanding
        5,539,745 and 5,449,745 shares
        at December 31, 1996 and June 30,
        1996, respectively                               1,385            1,362
    Additional paid-in capital                      24,186,932       23,905,705
    Unearned stock compensation                       (232,739)            --
    Accumulated deficit                            (20,364,243)     (17,179,068)
                                                  ------------     ------------
Total stockholders' equity                           3,591,335        6,727,999
                                                  ------------     ------------
                                                  $ 17,857,202     $ 21,947,099
                                                  ============     ============

See accompanying notes.

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                      Consolidated Statements of Operations

                                   (Unaudited)

                              Three months ended          Six months ended
                                 December 31,               December 31,
                             1996            1995        1996           1995
                          -------------------------   -------------------------

Revenue                   $   339,885   $   838,804   $   684,158   $ 1,630,933

Cost of goods sold            956,133       675,936     2,163,041     1,309,330
                          -------------------------   -------------------------

Gross (loss)/profit
  on sales                   (616,248)      162,868    (1,478,883)      321,603

Selling, general and
  administrative              650,845       488,988     1,208,224       777,293
Process development
  costs                          --         212,082          --         463,068
                          -------------------------   -------------------------
Loss from operations       (1,267,093)     (538,202)   (2,687,107)     (918,758)

Interest expense, net
                              267,297       229,588       498,068       408,415
                          -------------------------   -------------------------

Net loss                  $(1,534,390)  $  (767,790)  $(3,185,175)  $(1,327,173)
                          =========================   =========================

Net loss per
  common share            $     (0.32)  $     (0.65)  $     (0.67)  $     (1.12)
                          =========================   =========================

See accompanying notes.

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                           Six months ended
                                                              December 31,
                                                         1996           1995
                                                     ------------   ------------
Operating activities
Net loss                                             $(3,185,175)   $(1,327,173)
Adjustments to reconcile net loss
  to net cash provided by (used
  in) operating activities:
    Depreciation expense                                 625,014        428,720
    Amortization of deferred
     financing and patent costs                           27,257         27,044
    Settlement with former officer                          --          (99,000)
    Stock compensation expense                            48,488           --
    Changes in operating assets and
     liabilities:
      (Increase) decrease in accounts
       receivable                                        102,998        (19,126)
      Increase in inventories                            (93,688)      (105,222)
      Increase in other current assets                   (88,067)        (2,737)
      Increase in other noncurrent assets               (106,412)        (7,038)
      Increase (decrease) in deferred revenue             24,165       (278,929)
      Increase (decrease) in accounts
         payable, reserve for disposal
         and other accrued expenses                     (713,504)       (27,202)
                                                     -----------    -----------
Net cash used in operating activities                 (3,358,924)    (1,410,663)


Investing activities
Sale of marketable securities                          2,009,632           --
Issuance of notes receivable                            (416,761)          --
Capital expenditures                                    (785,430)    (3,106,384)
                                                     -----------    -----------
Net cash  provided by (used in)
 investing activities                                    807,441     (3,106,384)

Financing activities
Increase in deferred finance and
 registration costs                                         --         (393,746)
Issuance of notes payable                                   --        2,225,000
Issuance of long-term debt                                 8,282      3,033,049
Decrease (increase) in restricted assets                  40,281        (20,656)
Principal payments on long-term debt                    (218,279)      (184,805)
Principal payments under capital
 lease obligations                                       (53,897)       (48,326)
Issuance of common stock                                      23           --
                                                     -----------    -----------
Net cash (used in) provided by
 financing activities                                   (223,590)     4,610,516
                                                     -----------    -----------

(Decrease) increase in cash and
 cash equivalents                                     (2,775,073)        93,469
Cash and cash equivalents at
 beginning of period                                   4,539,464        733,843
                                                     -----------    -----------
Cash and cash equivalents at
 end of period                                       $ 1,764,391    $   827,312
                                                     ===========    ===========

See accompanying notes.

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

                                December 31, 1996

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

2.   Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                           December 31, 1996      June 30, 1996
                                           -----------------      -------------
              Raw materials                     $ 93,332            $ 79,237
              Work-in-process                    138,090             135,536
              Finished goods                     200,002             122,963
                                                --------            --------
                                                $431,424            $337,736
                                                ========            ========

3.   Revenue Recognition

The Company derives most of its revenue from a combination of fees charged to accept waste materials and from the sale of its products. Revenue recognition of the fees charged to accept the waste material is deferred until the material is placed through the conversion process.

For the three months ended December 31, 1996, 69.7% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $145,197 and $91,838 which represents 42.7% and 27.0% of total revenue, respectively. For the three months ended December 31, 1995, 84.6% of the Company's revenue was derived from the same two major customers. Revenue generated from each of these customers amounted to $553,567 and $155,868 which represents 66.0% and 18.6% of total revenue, respectively.

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

For the six months ended December 31, 1996, 65.0% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $290,540 and $153,877 which represents 42.5% and 22.5% of total revenue, respectively. For the six months ended December 31, 1995, 83.3% of the Company's revenue was derived from the same two major customers. Revenue generated from each of these customers amounted to $944,697 and $413,966 which represents 57.9% and 25.4% of total revenue, respectively.

One such customer, Thomson Consumer Electronics, has notified the Company that it will cease to send cathode ray tube ("CRT") glass to, and purchase recycled CRT glass from, the Company as of March 1997.

4.   Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), the wholly-owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the potential disposal costs for the waste materials accepted, in the event that the conversion processes being developed were not successful. From July 1, 1995 to December 31, 1995, the Company reduced the reserve by approximately $471,000. From July 1, 1996 to December 31, 1996, the Company increased the reserve by approximately $54,000. The increases/decreases in the reserve, which substantially resulted from changes in the volume of inventory, have been charged/credited against operations. The Company intends to adjust the reserve when the conversion processes prove commercially successful.

5.   Net Loss Per Common Share

The net loss per common share is based on the net loss for the three- and six-month periods, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering, and including 1,023,054 shares of the Company's common stock into which the Company's Series A Preferred Stock was converted upon the closing of the initial public offering). Common Stock equivalents such as stock options and warrants are not included as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended December 31, 1996 and 1995 was 4,785,686, and 1,184,591, respectively. The weighted average number of common shares outstanding for the six-month periods ended December 31, 1996 and 1995 was 4,747,436 and 1,185,797, respectively.

6.   Commitments and Contingencies

The Company is a party to litigation commenced by the Company in the Supreme Court of New York, County of Chautauqua, against a general contractor hired to construct an improved abrasives finishing area. The contractor commenced work in April 1995, but was asked to stop work in November 1995 following significant cost overruns, problems and delays in construction and disputes with the

                   Conversion Technologies International, Inc.
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

Company over the scope of the work to be performed by the contractor. The Company has served the contractor with its complaint, alleging, among other things, breach of contract, fraud and defamation, and seeks damages in excess of $1,000,000. The contractor has served an answer with affirmative defenses and counterclaims against the Company for breach of contract. The aggregate amount of the claims by the contractor against the Company is $483,000 plus interest. The case is currently in the discovery phase. The Company does not believe that an adverse outcome in the foregoing dispute would have a material adverse effect on the Company.

The Company is currently negotiating a union contract with its employees at the Dunkirk facility.

7.   Proposed Merger

On August 26, 1996, the Company announced that it had entered into a Letter of Intent relating to the merger (the "Merger") of Octagon, Inc. ("Octagon") with and into a subsidiary of Conversion Technologies International, Inc. Octagon is a technical services firm providing radiological control and operations and maintenance services to nuclear utilities and the Departments of Energy and Defense. Octagon's revenue and net loss were $28,779,075 and $(527,768), respectively, for the year ended December 31, 1995. Unaudited Octagon revenue and net income for the nine months ended September 30, 1996 were $18,919,800 and $436,454, respectively.

On November 18, 1996, an Agreement and Plan of Reorganization relating to the Merger was signed by the Company, a newly-formed subsidiary of the Company and Octagon.

Under the terms of the proposed merger, the holders of Octagon common stock will receive one share of the Company's stock for every ten shares of Octagon common stock, and Octagon will become a wholly-owned subsidiary of the Company. The consummation of the merger is subject to customary conditions.

On September 20, 1996, the Company advanced $250,000 to Octagon under a secured promissory note issued pursuant to a Loan and Security Agreement between the Company and Octagon. The note is secured by a second lien on Octagon's assets and interest is charged at 8.25 %. The note is due on demand on or after February 13, 1997.

On December 11, 1996 the Company loaned an additional $60,000 to Octagon pursuant to the Loan and Security Agreement, which amount was used by Octagon to make certain indemnification payments for legal fees incurred by certain former executives of Octagon. The loan is due on demand after February 13,1997.

On January 21, 1997, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission covering up to 850,000 shares of the Company's common stock to be issued to Octagon's stockholders and option holders in the merger.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated revenues for the three months ended December 31, 1996 were approximately $340,000, consisting primarily of CRT glass recycling fees and approximately $44,000 of ALUMAGLASS(TM) sales. For the same three-month period of 1995, the Company's consolidated revenues were approximately $839,000, of which approximately $14,000 was from sales of ALUMAGLASS and the remainder was CRT recycling fees. Consolidated revenues for the six months ended December 31, 1996 were approximately $684,000, consisting primarily of CRT glass recycling fees and approximately $110,000 of ALUMAGLASS sales. For the same six-month period of 1995, the Company's consolidated revenues were approximately $1,631,000, of which approximately $65,000 was from sales of ALUMAGLASS and the remainder was CRT recycling fees. In each case, the decrease in revenues primarily reflects reduced inventory of unprocessed CRT glass, improvements in CRT manufacturing processes which have resulted in lower levels of glass breakage at the Company's CRT customers' facilities and increased competition in the form of additional CRT glass recycling vendors, in each case, as compared to the prior year period.

The net change in cost of goods sold for the three months ended December 31, 1996 versus the same prior year period, an increase of approximately $280,000 despite lower sales volume, reflects a number of factors, including (i) an approximately $306,000 net increase in the non-cash charge associated with the reserve for potential disposal costs of raw materials (an approximately $40,000 increase in the reserve for the three months ended December 31, 1996 as a result of a modest increase in certain raw material inventories compared with a $266,000 decrease in the reserve for the three months ended December 31, 1995, during which such inventories decreased significantly), (ii) a portion of the three months ended December 31, 1995 process development costs, which were fixed in nature, are now included in cost of goods sold because the specific processes have since become operational, (iii) an increase of $117,000 in the non-cash charge for depreciation, reflecting completion of the major components of the abrasives finishing area, (iv) approximately $71,000 in non-recurring engineering charges relating to potential underground fuel tank removal and an abandoned capital expenditure project and (v) the expensing of production inefficiencies incurred during modifications to the abrasives and other processing systems during the three months ended December 31, 1996. Partially offsetting these cost increases was a $140,000 reduction in freight costs, reflecting a May 1996 change in product pricing policy pursuant to which customers now pay outgoing freight, and approximately $99,000 lower personnel costs resulting from manufacturing personnel headcount reductions.

The net change in cost of goods sold for the six months ended December 31, 1996 versus the same prior year period, an increase of approximately $854,000 despite lower sales volume, reflects the same factors as the foregoing three-month comparison-(i) an approximately $525,000 net increase in the non-cash charge associated with the reserve for potential disposal costs of raw materials (an approximately $54,000 increase in the reserve for the six months ended December 31, 1996 as a result of a modest increase in certain raw material inventories compared with a $471,000 decrease in the reserve for the six months ended December 31, 1995, during which such inventories decreased significantly), (ii) a portion of the six months ended

December 31, 1995 process development costs, which were fixed in nature, are now included in cost of goods sold because the specific processes have since become operational, (iii) an increase of $313,000 in the non-cash charge for depreciation, reflecting completion of the major components of the abrasives finishing area, (iv) approximately $71,000 in non-recurring engineering charges relating to potential underground fuel tank removal and an abandoned capital expenditure project and (v) the expensing of production inefficiencies incurred during modifications to the abrasives and other processing systems during the six months ended December 31, 1996. Again also, partially offsetting these cost increases was a $239,000 reduction in freight costs, reflecting the May 1996 change in product pricing policy under which customers now pay outgoing freight.

As a consequence of the above revenue and cost changes, the Company's gross margin declined to a loss of approximately $616,000 for the three months and $1,479,000 for the six months ended December 31, 1996, from profits of approximately $163,000 and $322,000, respectively, for the same periods of 1995.

Selling, general and administrative expenses of approximately $651,000 for the three months ended December 31, 1996 compare with approximately $489,000 for the same 1995 period. This increase includes approximately $72,000 higher non-manufacturing personnel costs, approximately $54,000 higher consulting costs and approximately $65,000 of added costs primarily for directors' and officers' insurance and investor relations. For the six months ended December 31, 1996, these selling, general and administrative expenses totaled approximately $1,208,000, as compared with approximately $777,000 for the same 1995 period. This increase includes approximately $104,000 higher personnel costs, approximately $124,000 higher consulting costs and approximately $75,000 of added costs primarily for directors' and officers' insurance and investor relations, together with a $99,000 settlement received in the six months ended December 31, 1995 from a former officer of Dunkirk.

During the three and six month periods ended December 31, 1995, the Company incurred process development costs of approximately $212,000 and $463,000, respectively, representing development activity, completed during the fiscal year ended June 30, 1996, which was directed at the Company's ALUMAGLASS abrasives product and its CRT glass recycling operation. No such costs were incurred during the comparable periods ended December 31, 1996.

Net interest expense increased to approximately $267,000 for the three months and $498,000 for the six months ended December 31, 1996 from approximately $230,000 and $408,000, respectively, for the same prior year periods. These cost increases reflects capitalized interest of approximately $156,000 during the three months and $245,000 during the six months ended December 31, 1995, partially offset by approximately $33,000 and $113,000 of respective increases for the two periods in interest income on cash received from the Company's initial public offering in May 1996 (the "IPO"), and lower interest paid as a result of reductions in debt principals.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from debt financing, the private placement of preferred stock (subsequently converted into Common Stock) and the proceeds of the Company's IPO. At December 31, 1996, the Company had approximately $11,509,000 in principal amount of long-term indebtedness (excluding capital lease obligations) outstanding and approximately zero net working capital.

The Company's negative cash flow from operations for the six months ended December 31, 1996 was approximately $(3,359,000). This level of negative cash flow represents an increase from levels experienced during the six months ended December 31, 1995, and is principally due to lower monthly revenue and increased production efforts during the three months ended September 30, 1996 to build inventories of ALUMAGLASS that had been curtailed prior to the IPO due to cash constraints.

At December 31, 1996, the Company had approximately $1,764,000 in available cash and marketable securities. Since late September 1996 the Company has effected a number of cost-saving measures in an effort to allow it to continue to fund its operations from its existing resources. Such measures include ceasing melting and other operations since inventories of ALUMAGLASS have reached satisfactory levels, making reductions in overhead and other operating expenses and refraining from making discretionary capital expenditures.

There can be no assurance that the Company's cost-cutting initiatives will be sufficient to enable the Company to achieve and maintain cash flow break-even from operations without obtaining additional financing, that the Company could obtain additional financing if required on satisfactory terms, if at all, or that the Company will ever achieve profitability.

To date, the Company's efforts to market ALUMAGLASS through distributors have failed to generate significant sales. Accordingly, the Company may pursue joint venture or corporate teaming efforts to develop further sales, which efforts could include construction of on-site facilities at potential large volume customer locations where certain feedstock materials may be present. In addition, the Company plans to increase its marketing efforts on other substrates produced by the Company, including specialty glass and fired ceramic products.

The Company's joint venture with VANGKOE Industries, Inc. ("VANGKOE") relating to the manufacture and sale of color coated particles for construction markets has experienced delays in start-up, and the Company is in the process of negotiating certain changes to the structure of the joint venture. Such changes may involve the Company obtaining greater control over the manufacturing process and technology in exchange for certain payments, although the outcome of such negotiation cannot be determined at this time. In addition, VANGKOE is a new company without significant assets or experience in the business to be pursued by the joint venture. Accordingly, there can be no assurance that the joint venture will be successful or result in any significant sales of the Company's products.

As previously announced, in December 1996, the Company received notice from Thomson Consumer Electronics ("Thomson") that Thomson will cease to send CRT glass to, and purchase CRT glass from, the Company as of March 1997, which, unless additional CRT sources are obtained, will further reduce the Company's CRT glass recycling revenues. Thomson accounted for approximately 16.5% of the Company's revenues for the fiscal year ended June 30, 1996 and 30.3% of the Company's revenue for the six months ended December 31, 1996, in each case, when taking into account sales of CRT glass supplied by Thomson to both Thomson and customers other than Thomson. The Company has, however, begun to accept computer monitors and computer CRT tubes as part of its strategy to reduce dependence on television CRT manufacturers and enter the market for recycling computer CRT tubes and monitors available from end-of-life computer monitors and displays. The Company is in the process of initiating a pilot program to study the efficiencies of various tube and monitor disassembly processes, has identified various markets and proprietary product applications for these materials and will focus its efforts on this market in an effort to increase its CRT recycling revenue and generate revenue from beneficial reuse of other CRT tube and monitor components. There can be no assurance, however, that the Company will be able to successfully enter this market and increase its CRT revenues due to various risks, including, among others, risks associated with obtaining materials in a competitive market, implementing and maintaining new processes and obtaining outlets for all materials, in each case on satisfactory terms.

The Company's long-term indebtedness consists principally of (i) $8 million outstanding principal amount of industrial development bonds issued through the Chautauqua County Industrial Development Agency, which bear interest at 11.5% with principal repayments commencing in 1998 over a 12-year period, (ii) $2,029,843 outstanding principal amount under term loans provided by Key Bank of New York and guaranteed by the New York Job Development Authority, which loans bear interest at the prime rate and are payable in monthly installments through January 2002 and (iii) various mortgage loans and subordinated indebtedness from certain of the Company's CRT glass customers who provided financial and technical assistance to the Company during its start-up phase. The Company's debt service requirements are currently approximately $412,000 per quarter (excluding capital lease obligations). The Company's long-term indebtedness is secured by liens on substantially all of its fixed assets. The Company's long-term indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such long-term indebtedness contain a limited number of customary covenants and default provisions.

The Company's capital lease payments were approximately $115,000 for the year ended June 30, 1996 and are estimated to be approximately $84,000, $41,000 and $27,000 for the fiscal years ending June 30, 1997, 1998 and 1999, respectively, under current commitments. The Company's utility expenses average approximately $40,000 per month at its current level of operations.

The Company's base annual fixed expenses include approximately $427,000 in aggregate annual base compensation for the current executive officers of the Company and debt service obligations relating to the Company's outstanding indebtedness, which are estimated to aggregate approximately $1,647,000 for fiscal 1997 (excluding capital lease obligations).

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

The Company did not file any reports on Form 8-K during the six months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONVERSION TECHNOLOGIES INTERNATIONAL, INC.



Dated: February 13, 1997            /s/ Harvey Goldman
                                    -------------------------
                                    Harvey Goldman
                                    Chief Executive Officer,
                                    President and Chairman
                                    (Principal Executive and
                                    Financial Officer)