Form 10-Q
period 1997-03-31
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1997-05-15
CIK 923978

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                 FORM 10-QSB

                      QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      Commission File No.:
      MARCH 31, 1997                                        000-28198

                            _______________________

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
         (Exact name of Small Business Issuer as specified in its charter)

          DELAWARE                                     13-3754366
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                       I.D. Number)

     82 BETHANY ROAD, SUITE 6
     HAZLET, NEW JERSEy                                   07730
(Address of principal executive offices)                (Zip Code)

                                (908) 888-3828
               (Issuer's telephone number, including area code)

                            _______________________

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

    As of May 12, 1997, the Issuer had outstanding 5,539,745 shares of Common Stock, 4,639,550 Redeemable Class A Warrants and 3,527,050 Redeemable Class B Warrants.

                                  CONTENTS

                                                                                              PAGE
                                                                                               NO.
                                                                                               ----
PART I--FINANCIAL INFORMATION

  Consolidated Balance Sheets of Conversion Technologies International, Inc. and
    Subsidiary as of March 31, 1997 and June 30, 1996......................................       3

  Consolidated Statements of Operations of Conversion Technologies International, Inc. and
    Subsidiary for the three- and nine-month periods ended March 31, 1997 and 1996.........       4

  Consolidated Statements of Cash Flows of Conversion Technologies International, Inc.
    and Subsidiary for the nine-month periods ended March 31, 1997 and 1996................       5

  Notes to Consolidated Financial Statements...............................................       6

  Management's Discussion and Analysis of Financial Condition and Results of Operations....      10


PART II--OTHER INFORMATION.................................................................      16

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                                      MARCH 31,        JUNE 30,
                                                                                         1997            1996
                                                                                    --------------  --------------
                                                                                     (UNAUDITED)
                                      ASSETS
Cash and cash equivalents.........................................................  $      522,070  $    4,539,464
Marketable securities.............................................................        --             2,009,632
Notes receivable..................................................................         660,000        --
Accounts receivable, less allowance for doubtful accounts of $18,000 at March 31,
  1997 and $25,000 at June 30, 1996...............................................         233,598         343,214
Inventories.......................................................................         436,739         337,736
Prepaid expenses and other current assets.........................................         491,119         205,984
                                                                                    --------------  --------------
Total current assets..............................................................       2,343,526       7,436,030
Property, plant and equipment:
  Land............................................................................          75,000          75,000
  Building and improvements.......................................................       1,618,586       1,609,832
  Machinery and equipment.........................................................      12,813,089      11,573,933
  Construction in progress........................................................         542,088       1,008,480
                                                                                    --------------  --------------
                                                                                        15,048,763      14,267,245
  Less accumulated depreciation...................................................      (2,533,836)     (1,630,639)
                                                                                    --------------  --------------
                                                                                        12,514,927      12,636,606

Deferred finance charges, less accumulated amortization of
  $122,158 at March 31, 1997 and $81,272 at June 30, 1996.........................         457,457         494,843
Other noncurrent assets...........................................................         499,473          38,304
Restricted assets
  Project Fund....................................................................             158          72,859
  Debt service reserve funds......................................................       1,086,134       1,268,457
                                                                                    --------------  --------------
                                                                                    $   16,901,675  $   21,947,099
                                                                                    --------------  --------------
                                                                                    --------------  --------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..................................................................  $      981,898  $    1,279,280
Deferred revenue..................................................................         553,850         557,907
Reserve for disposal..............................................................         781,400         737,000
Accrued expenses..................................................................         709,388         778,306
Current portion of capital lease obligations......................................          39,311          72,914
Current portion of long-term debt.................................................         456,692         437,285
                                                                                    --------------  --------------
Total current liabilities.........................................................       3,522,539       3,862,692
Capital lease obligations, less current portion...................................          45,838          74,693
Long-term debt, less current portion..............................................      10,945,468      11,281,715
Stockholders' equity:
  Class A common stock, $.00025 par value, authorized 25,000,000 shares, issued and outstanding 5,539,745 shares at March 31, 1997 and 5,449,745
    shares at June 30, 1996.......................................................           1,385           1,362
  Additional paid-in capital......................................................      24,186,932      23,905,705
  Unearned stock compensation.....................................................        (174,554)       --
  Accumulated deficit.............................................................     (21,625,933)    (17,179,068)
                                                                                    --------------  --------------
Total stockholders' equity........................................................       2,387,830       6,727,999
                                                                                    --------------  --------------
                                                                                    $   16,901,675  $   21,947,099
                                                                                    --------------  --------------
                                                                                    --------------  --------------

SEE ACCOMPANYING NOTES.

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                                        ----------------------------  ----------------------------
                                                            1997           1996           1997           1996
                                                        -------------  -------------  -------------  -------------
Revenue...............................................  $     467,862  $     445,961  $   1,152,020  $   2,076,894
Cost of goods sold....................................        813,116        716,521      2,976,157      2,025,851
                                                        -------------  -------------  -------------  -------------
Gross (loss)/profit on sales..........................       (345,254)      (270,560)    (1,824,137)        51,043
Selling, general and administrative...................        638,976        436,022      1,847,200      1,213,315
Process development costs.............................       --              313,045       --              776,113
                                                        -------------  -------------  -------------  -------------
Loss from operations..................................       (984,230)    (1,019,627)    (3,671,337)    (1,938,385)
Interest expense, net.................................       (277,460)      (272,708)      (775,528)      (681,123)
Other income..........................................       --               81,811       --               81,811
                                                        -------------  -------------  -------------  -------------
Net loss..............................................  $  (1,261,690) $  (1,210,524) $  (4,446,865) $  (2,537,697)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Net loss per common share.............................  $       (0.26) $       (1.02) $       (0.93) $       (2.14)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

SEE ACCOMPANYING NOTES.

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
OPERATING ACTIVITIES
Net loss............................................................................  $  (4,446,865) $  (2,537,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation expense............................................................        903,197        639,711
    Amortization of deferred financing and patent costs.............................         40,886         40,673
    Settlement with former officer..................................................       --              (99,000)
    Stock compensation expense......................................................        106,673       --
    Changes in operating assets and liabilities:
      Decrease in accounts receivable...............................................        109,616         46,950
      Increase in inventories.......................................................        (99,003)       (89,563)
      (Increase) decrease in other current assets...................................       (285,135)        34,087
      Increase in other noncurrent assets...........................................       (461,169)        (7,038)
      Decrease in deferred revenue..................................................         (4,057)      (360,814)
      Increase (decrease) in accounts payable, reserve for disposal and other
        accrued expenses............................................................       (321,900)       746,291
                                                                                      -------------  -------------
Net cash used in operating activities...............................................     (4,457,757)    (1,586,400)
INVESTING ACTIVITIES
Sale of marketable securities.......................................................      2,009,632       --
Issuance of notes receivable........................................................       (660,000)      --
Capital expenditures................................................................       (781,518)    (3,830,030)
                                                                                      -------------  -------------
Net cash used in investing activities...............................................        568,114     (3,830,030)
FINANCING ACTIVITIES
Increase in deferred finance and registration costs.................................         (3,500)      (464,744)
Issuance of notes payable...........................................................       --            2,425,000
Payment of notes payable............................................................       --              (10,000)
Issuance of long-term debt..........................................................          8,282      3,044,302
Decrease in restricted assets.......................................................        255,024        196,797
Principal payments on long-term debt................................................       (325,122)      (221,873)
Principal payments under capital lease obligations..................................        (62,458)       (72,382)
Issuance of common stock............................................................             23       --
                                                                                      -------------  -------------
Net cash provided by financing activities...........................................       (127,751)     4,897,100
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Decrease in cash and cash equivalents...............................................     (4,017,394)      (519,330)
Cash and cash equivalents at beginning of period....................................      4,539,464        733,843
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................  $     522,070  $     214,513
                                                                                      -------------  -------------
                                                                                      -------------  -------------

SEE ACCOMPANYING NOTES.

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                  AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 1997

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

2. INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:


                                               MARCH 31, 1997   JUNE 30, 1996
                                               --------------   -------------
     Raw materials..........................     $105,051         $ 79,237
     Work-in-process........................      125,262          135,536
     Finished goods.........................      206,426          122,963
                                                 --------         --------
                                                 $436,739         $337,736
                                                 --------         --------
                                                 --------         --------

3. REVENUE RECOGNITION

The Company derives most of its revenue from a combination of fees charged to accept waste materials and from the sale of its products. Revenue recognition of the fees charged to accept the waste material is deferred until the material is placed through the conversion process.

For the three months ended March 31, 1997, 63.3% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $210,364 and $85,664 which represents 45.0% and 18.3% of total revenue, respectively. For the three months ended March 31, 1996, 78.5% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $176,540, $102,088 and $71,378 which represents 39.6%, 22.9% and 16.0% of total revenue, respectively.

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                  AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the nine months ended March 31, 1997, 64.3% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $500,904 and $239,541 which represents 43.5% and 20.8% of total revenue, respectively. For the nine months ended March 31, 1996, 89.0% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $1,121,237, $516,054 and $211,198 which represents 54.0%, 24.8% and 10.2% of total revenue, respectively.

One such major customer, Thomson Consumer Electronics, discontinued sending cathode ray tube ("CRT") glass to, and purchasing recycled CRT glass from, the Company as of March 1997.

4. RESERVE FOR DISPOSAL

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), the wholly-owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the potential disposal costs for the waste materials accepted, in the event that the conversion processes being developed were not successful. From July 1, 1995 to March 31, 1996, the Company reduced the reserve by approximately $539,000. From July 1, 1996 to March 31, 1997, the Company increased the reserve by approximately $44,000. The increases/decreases in the reserve, which substantially resulted from changes in the volume of inventory, have been charged/ credited against operations. The Company intends to adjust the reserve when the conversion processes prove commercially successful.

5. NET LOSS PER COMMON SHARE

The net loss per common share is based on the net loss for the three- and nine-month periods, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering, and including 1,023,054 shares of the Company's common stock into which the Company's Series A Preferred Stock was converted upon the closing of the initial public offering). Common stock equivalents such as stock options and warrants are not included as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 1997 and 1996 was 4,799,186 and 1,184,591, respectively. The weighted average number of common shares outstanding for the nine-month periods ended March 31, 1997 and 1996 was 4,765,031 and 1,185,387, respectively.

6. COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation, Conversion Technologies International, Inc. v. R.E. Williams and Company, Inc., commenced by the Company on October 26, 1995, in the Supreme Court of New York, County of Chautauqua, against a general contractor hired to construct an improved abrasives finishing area. The contractor commenced work in April 1995, but was asked to stop work in November 1995 following significant cost overruns, problems and delays

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                  AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in construction and disputes with the Company over the scope of the work to be performed by the contractor. The Company has served the contractor with its complaint, alleging, among other things, breach of contract, fraud and defamation, and seeks damages in excess of $1,000,000. The contractor has served an answer with affirmative defenses and counterclaims against the Company for breach of contract. The aggregate amount of the claims by the contractor against the Company is $483,000 plus interest. The case is currently in the discovery phase. The Company does not believe that an adverse outcome in the foregoing dispute would have a material adverse effect on the Company.

7. PROPOSED MERGER

On August 26, 1996, the Company announced that it had entered into a Letter of Intent relating to the merger (the "Merger") of Octagon, Inc. ("Octagon") with and into a subsidiary of Conversion Technologies International, Inc. Octagon is a technical services firm providing radiological control and operations and maintenance services to nuclear utilities and the Departments of Energy and Defense. Octagon's revenue and net income for the fiscal year ended December 31, 1996 were $24,991,505 and $28,500, respectively.

On November 18, 1996, an Agreement and Plan of Reorganization relating to the Merger was signed by the Company, a newly-formed subsidiary of the Company and Octagon.

Under the terms of the proposed Merger, the holders of Octagon common stock will receive one share of the Company's common stock for every ten shares of Octagon common stock, and Octagon will become a wholly-owned subsidiary of the Company. The consummation of the Merger is subject to customary conditions.

On September 20, 1996, December 11, 1996 and March 26, 1997 the Company advanced $250,000, $60,000 and $350,000, respectively, to Octagon under secured promissory notes. The notes are secured by a second lien on Octagon's assets and interest is charged at 8.25 %. The notes are due on demand on or after February 13, 1997. Octagon repaid $55,000 of such amount in April 1997.

8. SUBSEQUENT EVENTS

In April 1997, the Company received a letter from a placement agent with respect to its interest in acting as placement agent on a best efforts basis for the private placement (the "Private Placement") of a new series of preferred stock (the "New Series A Preferred Stock"). The Private Placement would consist of a minimum of 300,000 and a maximum of 500,000 shares of New Series A Preferred Stock (to be sold in units of 10,000 each) (plus an over-allotment option with respect to an additional 200,000 shares) at a stated par value of $10 per share. The New Series A Preferred Stock would be immediately convertible at the option of the holder into the Company's common stock based upon a specified price per share. Commencing 12 months from the final closing of the Private Placement, the holders of the New Series A Preferred Stock would

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                  AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be entitled to receive dividends, payable in cash or, at the option of the Company, in additional shares of New Series A Preferred Stock, at the rate of 10% per annum. The New Series A Preferred Stock would entitle the holder to the number of votes equal to the number of shares of the Company's common stock into which the New Series A Preferred Stock is convertible. In consideration for the Private Placement, the placement agent would receive a cash commission of 9% and a non-accountable expense allowance of 4% of the total proceeds. The placement agent would also receive warrants to purchase shares of the Company's New Series A Preferred Stock equal to 10% of the total number of shares of New Series A Preferred Stock issued in the Private Placement at an exercise price equal to 110% of the offering price of such shares. No assurance can be given that the Private Placement will be consummated on the terms stated herein or at all.

The Company has been granted a deferral of all interest and principal payments due under its $8 million Solid Waste Disposal Facility Bonds for the two-year period commencing March 1, 1997 through and including March 1, 1999; provided, however, that all such interest and principal payments will be made from the Company's debt service reserve funds until such reserve funds are depleted. The total amount of deferred principal and interest payments is approximately $2,386,000, of which approximately $870,000 will be made from the Company's debt service reserve funds. Replenishment of the debt service reserve funds, plus repayment of all additional deferred interest will be due in 20 equal, consecutive quarterly installments commencing on June 1, 1999. Repayment of the deferred principal will be due on December 1, 2010. The continuing effect of such deferral is conditioned upon the consummation of the Octagon acquisition by June 30, 1997 and the completion of a private placement of at least $2 million by July 15, 1997 and of at least an additional $3 million by August 15, 1997. In addition, following consummation of the private placement, the Company will be subject to certain covenants, including minimum net worth and working capital covenants.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Consolidated revenues for the three months ended March 31, 1997 were approximately $468,000, consisting primarily of CRT glass recycling fees, approximately $65,000 of ALUMAGLASS-Registered Trademark- sales and approximately $30,000 of other glass products sales. For the same three-month period of 1996, the Company's consolidated revenues were approximately $446,000, of which approximately $69,000 was from sales of ALUMAGLASS and the remainder was CRT recycling fees. Consolidated revenues for the nine months ended March 31, 1997 were approximately $1,152,000, consisting primarily of CRT glass recycling fees, approximately $174,000 of ALUMAGLASS sales and approximately $35,000 of other glass and ceramic products sales. For the same nine-month period of 1996, the Company's consolidated revenues were approximately $2,077,000, of which approximately $134,000 was from sales of ALUMAGLASS and the remainder was CRT recycling fees. In each case, as compared to the prior year period, the decrease in revenues primarily reflects reduced inventory of unprocessed CRT glass, improvements in CRT manufacturing processes which have resulted in lower levels of glass breakage at the Company's CRT customers' facilities and increased competition in the form of additional CRT glass recycling vendors.

The net change in cost of goods sold for the three months ended March 31, 1997 versus the same prior year period, an increase of approximately $97,000, reflects a number of factors, including (i) an approximately $58,000 net increase in the non-cash charge associated with the reserve for potential disposal costs of raw materials (an approximately $10,000 decrease in the reserve for the three months ended March 31, 1997 as a result of a modest decrease in certain raw material inventories compared with an approximately $68,000 decrease in the reserve for the three months ended March 31, 1996, during which the decrease in such inventories was somewhat greater), (ii) a portion of the three months ended March 31, 1996 process development costs, which were fixed in nature, are now included in cost of goods sold because the specific processes have since become operational and (iii) an increase of approximately $124,000 in the non-cash charge for depreciation, reflecting completion of the major components of the abrasives finishing area. Partially offsetting these cost increases were decreases of approximately $70,000 in energy costs and approximately $20,000 in personnel costs resulting from reductions in production levels and manufacturing personnel headcount.

The net change in cost of goods sold for the nine months ended March 31, 1997 versus the same prior year period, an increase of approximately $950,000 despite lower sales volume, reflects (i) an approximately $583,000 net increase in the non-cash charge associated with the reserve for potential disposal costs of raw materials (an approximately $44,000 increase in the reserve for the nine months ended March 31, 1997 as a result of a modest increase in certain raw material inventories compared with an approximately $539,000 decrease in the reserve for the nine months ended March 31, 1996, during which such inventories decreased significantly), (ii) a portion of the nine months ended March 31, 1996 process development costs, which were fixed in nature, are now included in cost of goods sold because the specific processes have since become operational, (iii) an increase of approximately $437,000 in the non-cash charge for depreciation, reflecting completion of the major components of the abrasives finishing area, (iv) approximately $71,000 in non-recurring engineering charges relating to potential underground fuel tank removal and an abandoned capital expenditure project and (v) the expensing of production inefficiencies incurred during modifications to the abrasives and other processing systems during the nine months ended March 31, 1997. Partially offsetting these cost increases was an approximately $245,000 reduction in freight costs, reflecting a May 1996 change in product pricing policy under which certain customers now pay outgoing freight.

As a consequence of the above revenue and cost changes, the Company's gross margin declined to a loss of approximately $345,000 for the three months and $1,824,000 for the nine months ended March 31, 1997, compared to a loss of approximately $271,000 and a profit of approximately $51,000, respectively, for the same periods of 1996.

Selling, general and administrative expenses of approximately $639,000 for the three months ended March 31, 1997 compare with approximately $436,000 for the same 1995 period. This increase includes approximately $92,000 higher non-manufacturing personnel costs, approximately $71,000 higher consulting costs, approximately $64,000 higher legal expenses and approximately $53,000 of added costs primarily for directors' and officers' insurance and investor relations. These cost increases were partially offset by approximately $20,000 lower sales expense and an approximately $42,000 cost reduction resulting from a loss on the return of production equipment during the three months ended March 31, 1996. For the nine months ended March 31, 1997, these selling, general and administrative expenses totaled approximately $1,847,000, as compared with approximately $1,213,000 for the same 1996 period. This increase includes approximately $196,000 higher personnel costs, approximately $195,000 higher consulting costs, approximately $103,000 higher legal costs and approximately $129,000 of added costs primarily for directors' and officers' insurance and investor relations, together with a $99,000 settlement received in the nine months ended March 31, 1996 from a former officer of Dunkirk. Partially offsetting these increases was approximately $43,000 due to lower sales expense and an approximately $42,000 loss during the nine months ended March 31, 1996 on the return of production equipment.

During the three- and nine-month periods ended March 31, 1996, the Company incurred process development costs of approximately $313,000 and $776,000, respectively, representing development activity, completed during the fiscal year ended June 30, 1996, which was directed at the Company's ALUMAGLASS abrasives product and its CRT glass recycling operation. No such costs were incurred during the comparable periods ended March 31, 1997.

Net interest expense increased to approximately $277,000 for the three months and $776,000 for the nine months ended March 31, 1997 from approximately $273,000 and $681,000, respectively, for the same prior year periods. These cost increases include capitalized interest of approximately $117,000 during the three months and $362,000 during the nine months ended March 31, 1996, which were offset by approximately $97,000 and $167,000 of respective lower interest paid in fiscal 1997 as a result of reductions in debt principal and approximately $12,000 and $114,000 of respective increases for the two periods in interest income on cash received in fiscal 1997 from the Company's initial public offering in May 1996 (the "IPO").

Other income for the three and nine months ended March 31, 1996 reflects an approximately $82,000 refund of an investment tax credit by the State of New York for the year ended June 30, 1994. Refunds covering the subsequent two years have been applied for, but have not yet been received.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is capital intensive. The Company has funded its operations principally from debt financing, the private placement of preferred stock (subsequently converted into Common Stock) and the proceeds of the Company's IPO. At March 31, 1997, the Company had approximately $11,402,000 in principal amount of long-term indebtedness (excluding capital lease obligations) outstanding and a net working capital deficit of approximately $1,179,000.

The Company's negative cash flow from operations for the nine months ended March 31, 1997 was approximately $(4,458,000). This level of negative cash flow represents an increase from levels experienced during the nine months ended March 31, 1996, and is principally due to lower monthly revenue and increased production efforts during the three months ended September 30, 1996 to build inventories of ALUMAGLASS that had been curtailed prior to the IPO due to cash constraints.

On November 18, 1996, the Company entered into an agreement and Plan of Reorganization relating to the merger (the "Merger") of Octagon, Inc. ("Octagon") with and into a newly-formed subsidiary of the Company. Octagon is a technical services firm providing radiological control and operations and maintenance services to nuclear utilities and the Departments of Energy and Defense. Under the terms of the proposed Merger, the holders of Octagon common stock will receive one share of the Company's common stock for every ten shares of Octagon common stock, and Octagon will become a wholly-owned subsidiary of the Company. Octagon's revenue and net income for the fiscal year ended December 31, 1996 were $24,991,505 and $28,500, respectively. The Merger is expected to be completed during the quarter ending June 30, 1997. The consummation of the Merger is subject to customary conditions.

On September 20, 1996, December 11, 1996 and March 26, 1997 the Company advanced $250,000, $60,000 and $350,000, respectively, to Octagon under secured promissory notes. The notes are secured by a second lien on Octagon's assets and interest is charged at 8.25 %. The notes are due on demand on or after February 13, 1997. Octagon repaid $55,000 of such amount in April 1997.

At March 31, 1997, the Company had approximately $522,000 in available cash and marketable securities. Although the Company has effected a number of cost-saving measures in an effort to allow it to continue to fund its operations from its existing resources, it will require additional financing to fund its business and the combined entity resulting from its pending acquisition of Octagon.

In April 1997, the Company received a letter from a placement agent with respect to its interest in acting as placement agent on a best efforts basis for a private placement (the "Private Placement") of a new series of preferred stock (the "New Series A Preferred Stock") to be issued by the Company for aggregate gross proceeds of a minimum of $3 million and a maximum of $5 million, plus an over-allotment option in the aggregate amount of $2 million. The Private Placement will be made to accredited investors and will consist of a minimum of 300,000 and a maximum of 500,000 shares of New Series A Preferred Stock (to be sold in units of 10,000 each) (plus up to an additional 200,000 shares subject to the over-allotment option) at a stated par value of $10 per share. In consideration for the Private Placement, the placement agent will receive a cash commission of 9% of the total proceeds of the Private Placement and a non-accountable expense allowance of 4% of the total proceeds of the Private Placement. The placement agent will also receive warrants to purchase that number of shares of the New Series A Preferred Stock as shall equal 10% of the total number of shares of New Series A Preferred Stock sold in the Private Placement at an exercise price equal to 110% of the offering price of such shares. The placement agent will conduct the Private Placement on a best efforts, rather than firm commitment, basis, and there can be no assurance that such offering will be consummated.

Except with respect to the contemplated Private Placement, neither the Company nor Octagon has any commitments or other arrangements for any future financing and there can be no assurance that any other debt or equity financing will be available on acceptable terms or at all. Any equity financings, including the Private Placement, will be dilutive to the Company's stockholders and any debt financings will likely contain restrictive covenants and additional debt service requirements, which could adversely affect the Company's operating results. If the Private Placement is not consummated and the Company is unable to obtain other financing, it will be required to significantly curtail its activities to achieve cash flow break even or cease operations.

The Company has been granted a deferral of all interest and principal payments due under its $8 million Solid Waste Disposal Facility Bonds for the two-year period commencing March 1, 1997 through and including March 1, 1999; provided, however, that all such interest and principal payments will be made from the Company's debt service reserve funds until such reserve funds are depleted. The total amount of deferred principal and interest payments is approximately $2,386,000, of which approximately $870,000 will be made from the Company's debt service reserve funds. Replenishment of the debt service reserve funds, plus repayment of all additional deferred interest will be due in 20 equal, consecutive quarterly installments commencing on June 1, 1999. Repayment of the deferred principal will be due on December 1, 2010. The continuing effect of such deferral is conditioned upon the consummation of the Octagon acquisition by June 30, 1997 and the completion of a private placement of at least $2 million by July 15, 1997 and of at least an additional $3 million by August 15, 1997. In addition, following consummation of the private placement, the Company will be subject to certain covenants, including minimum net worth and working capital covenants.

The Company previously entered into a joint venture with VANGKOE Industries, Inc. ("VANGKOE"), pursuant to which the parties formed a joint venture company, Advanced Particle Technologies, Inc., a Delaware corporation ("APT"), for the purpose of manufacturing color coated particles for sale as construction material aggregates. APT is owned 50% by VANGKOE and 50% by the Company. In February 1997, following delays in start-up and certain cost overruns, the Company and VANGKOE entered into a letter agreement setting forth the intent of the parties to terminate the joint venture. Pursuant to such termination, the Company will purchase VANGKOE's 50% equity interest in the joint venture company, as well as the proprietary color coating process, for an aggregate of $165,000 in cash, whereupon APT will become a wholly-owned subsidiary of the Company. Following such purchase, APT will manufacture the color coated particles for sale to VANGKOE. VANGKOE will purchase such particles at a fixed price and, provided that VANGKOE meets sales targets to be mutually agreed upon, serve as an exclusive distributor of such particles for swimming pool plaster and other pool-related applications. The sales targets will be merely threshholds for VANGKOE to maintain its exclusivity as a distributor and VANGKOE will have no obligation to meet such sales targets. VANGKOE will be released from its previous minimum purchase commitment of approximately $1.2 million of ALUMAGLASS and other materials. VANGKOE is a new company without significant assets or experience in marketing aggregates and, therefore, there can be no assurance that it will be successful in marketing the Company's products. In addition, the Company has no prior experience in operating a color coating process and there can be no assurance that the Company will not experience delays or other problems in manufacturing the color coated particles. In the event that the restructured arrangement is successful, the Company believes that the sale of substrates to VANGKOE will not adversely affect its sales efforts for ALUMAGLASS and other products given that such products have not been sold into the markets to be pursued by VANGKOE and VANGKOE will be prohibited from selling such products other than for swimming pool plaster and other pool-related applications.

As previously announced, in December 1996, Thomson Consumer Electronics ("Thomson") ceased sending CRT glass to, and purchasing CRT glass from, the Company as of March 1997, which, unless additional CRT sources are obtained, will further reduce the Company's CRT glass recycling revenues. Thomson accounted for approximately 16.5% of the Company's revenues for the fiscal year ended June 30, 1996 and 25.2% of the Company's revenue for the nine months ended March 31, 1997, in each case, when taking into account sales of CRT glass supplied by Thomson to both Thomson and customers other than Thomson. The Company has, however, begun to accept computer monitors and computer CRT tubes as part of its strategy to reduce dependence on television CRT manufacturers and enter the market for recycling computer CRT tubes and monitors available from end-of-life computer monitors and displays. The Company is in the process of initiating a pilot program to study the efficiencies of various tube and monitor disassembly processes, has identified various markets and proprietary product applications for these materials and will focus its efforts on this market in an effort to increase its CRT recycling revenue and generate revenue from beneficial reuse of other CRT tube and monitor components. There can be no assurance, however, that the Company will be able to successfully enter this market and increase its CRT revenues due to various risks, including, among others, risks associated with obtaining materials in a competitive market, implementing and maintaining new processes and obtaining outlets for all materials, in each case on satisfactory terms.

The Company's long-term indebtedness consists principally of (i) $8 million outstanding principal amount of industrial development bonds issued through the Chautauqua County Industrial Development Agency, which bear interest at 11.5% with principal repayments commencing in 1999 over a 12-year period,
(ii) $1,948,350 outstanding principal amount under term loans provided by Key Bank of New York and guaranteed by the New York Job Development Authority, which loans bear interest at the prime rate and are payable in monthly installments through January 2002 and (iii) various mortgage loans and subordinated indebtedness from certain of the Company's CRT glass customers who provided financial and technical assistance to the Company during its start-up phase. The Company's debt service requirements are currently approximately $412,000 per quarter (excluding capital lease obligations). The Company's long-term indebtedness is secured by liens on substantially all of its fixed assets. The Company's long-term indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such long-term indebtedness contain a limited number of customary covenants and default provisions.

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

                       PART II--OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Financial Statements above.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                CONVERSION TECHNOLOGIES INTERNATIONAL, INC.



Dated: May 14, 1997             /s/ Harvey Goldman
                                Harvey Goldman
                                Chief Executive Officer,
                                President and Vice-Chairman
                                (Principal Executive and
                                Financial Officer)