Form 10KSB
period 1997-06-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1997-09-29
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                       Commission File No.:
     JUNE 30, 1997                                   000-28198

                             ----------------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         DELAWARE                                    13-3754366
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                       I.D. Number)


    3452 LAKE LYNDA DRIVE
      ORLANDO, FLORIDA                                 32817
(Address of principal executive offices)             (Zip Code)


                                 (407) 207-5900
                 (Issuer's telephone number including area code)

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

                          Yes  X                    No
                              ---                     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended June 30, 1997 were $1,429,008.

The aggregate market value of voting stock held by non-affiliates of registrant was $11,941,310 as of September 19, 1997, based on the average of the closing bid and closing ask price of the Common Stock on the Nasdaq SmallCap Market on such date, and assuming the conversion of all outstanding shares of Series A Convertible Preferred Stock held by non-affiliates of registrant into Common Stock.

As of September 19, 1997, the issuer had outstanding 5,539,745 shares of Common Stock, $.00025 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14(a) not later than October 28, 1997 are incorporated by reference into Part III of this Report on Form 10-KSB.

                                     PART I


ITEM 1.  BUSINESS

Overview
--------

Conversion Technologies International, Inc. (the "Company") is engaged in the business of manufacturing, recycling and processing various substrates and advanced materials. These substrates and materials include (i) industrial abrasives which can be used for surface cleaning and surface preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment in loose grain blasting operations; (ii) decorative particles that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring; and (iii) performance aggregates which can be used as structural and textural enhancers, fillers and additives and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring and glass and ceramic materials. The Company is also engaged in the business of recycling cathode ray tube ("CRT") glass produced in the manufacture of televisions for resale to such manufactures and others. Although substantially all of the Company's revenues to date have been derived from its CRT recycling operations, the Company intends to focus its efforts on its substrates and advanced materials products.

The Company's industrial abrasives and construction material substrates include ALUMAGLASS(R), an alumino-silicate glass produced in a patented process utilizing industrial waste streams and certain virgin materials, as well as other glass and fired ceramic materials produced utilizing the Company's manufacturing equipment. ALUMAGLASS was introduced in 1995, but has generated only minimal sales to date. Although the Company intends to continue to market ALUMAGLASS, the Company has shut-down the melter used to manufacture ALUMAGLASS at its Dunkirk, New York, facility and is currently satisfying limited orders through inventory of ALUMAGLASS. The Company does not intend to restart the melter in the foreseeable future. If warranted by market demand for ALUMAGLASS, the Company intends to pursue opportunities to license its ALUMAGLASS patents to third parties. The Company would then purchase the raw ALUMAGLASS particles from such manufacturers and process the material for resale to is customers. Although the Company is currently in discussions with one such potential licensee, there can be no assurance that such arrangements will be consummated on terms satisfactory to the Company, or at all, or that there will ever be significant sales of ALUMAGLASS.

The Company was incorporated in June 1993 for the purpose of acquiring its Dunkirk International Glass and Ceramics Corporation ("Dunkirk") subsidiary, and conducted no business activities prior to such acquisition. Dunkirk was acquired by the Company in August 1994 pursuant to a merger in which holders of the common stock of Dunkirk received Common Stock of the Company. Prior to such acquisition, Dunkirk was a development stage company, principally engaged in the construction of its manufacturing facilities and initial CRT glass recycling efforts. In June 1997, the Company purchased the remaining 50% interest in Advanced Particle Technologies, Inc.

("APT"), a corporation formed in October 1996 by the Company and a former joint venture partner for the purpose of applying color coatings to particles, as a result of which APT became a wholly-owned subsidiary of the Company.

The Company recently relocated its executive offices to 3452 Lake Lynda Drive, Suite 280, Orlando, Florida 32817. The Company's telephone number is (407) 207-5900.

This Form  10-KSB  contains  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's efforts to increase sales of its abrasives, manufacture and sell, on a commercial scale, its decorative particles and the possibility of outsourcing ALUMAGLASS production. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the risk that the Company's marketing efforts with respect to its abrasives, decorative particles and other products will not result in increased sales and that the Company will continue to experience substantial losses from operations, (ii) the risk that the Company will require additional financing prior to achieving positive cash flow from operations and that it may not be able to obtain such financing on terms acceptable to the Company or at all, (iii) the risk that the redemption of the IDA Bonds or removal of non-productive assets from service will result in taxable income to the Company or otherwise create tax or tax-related obligations of the Company the result of which could reduce the Company's net operating loss carry-forwards and/or, depending on the amount of such taxable income, if any, result in the Company being required to satisfy such obligations out of its available cash, at a time when such obligations could exceed the Company's available cash, (iv) the risk that the Company will experience interruptions in its manufacturing operations which will delay shipments or result in lost business, (v) risks associated with retaining and attracting key personnel, (vi) the risk that the Company will lose key CRT customers prior to obtaining increased sales of its abrasives and other products, (vii) risks associated with being able to obtain requisite supplies of raw materials for its products, (viii) risks associated with its ability to protect its intellectual property and proprietary rights, (ix) risks associated with the failure to comply with applicable environmental laws and regulations, and (x) the risk that the Company will not be able to continue to satisfy the minimum maintenance requirements for continued listing which were recently adopted by the Nasdaq SmallCap Market.


CERTAIN RECENT EVENTS
---------------------

Termination of Merger With Octagon
----------------------------------

In November 1996, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Octagon, Inc. ("Octagon") pursuant to which a wholly-owned subsidiary of the Company would be merged with and into Octagon (the "Merger"), whereby Octagon would become a wholly-owned subsidiary of the Company. In July 1997, the Company and Octagon announced that they had mutually terminated the Merger Agreement. Pursuant to the terms of the Termination Agreement, Octagon agreed to provide certain support services to the Company on an interim basis and the Company agreed to forgive bridge loans in the approximate amount of $630,000 it made to Octagon in payment for certain services provided by Octagon to the Company prior to the termination of the Merger. The Company also hired certain employees of Octagon who had been hired by Octagon in anticipation of the Merger, including Jack D. Hays, Jr., the Company's Executive Vice President - Operations and Marketing, and Richard H. Hughes,

Vice President - Sales and Marketing. William L. Amt, Octagon's former President and Chief Executive Officer also joined the Company on August 1, 1997.


New Management
--------------

The Company has obtained new management. On August 1, 1997, William L. Amt, previously the President and Chief Executive Officer of Octagon, joined the Company as President and Chief Executive Officer. In July 1997, Jack D. Hays, Jr., and Richard H. Hughes, who had previously joined Octagon in anticipation of the closing of the Merger, became Executive Vice President - Operations and Marketing and Vice President - Sales and Marketing, respectively, of the Company. With the exception of Robert Dejaiffe, who remains the Company's Vice President - Technology, the former executive officers of the Company, including Harvey Goldman, the Company's former Vice-Chairman, President and Chief Executive Officer, ceased to be employees of the Company in June 1997. Eckardt
C. Beck, who remains as the Company's Chairman of the Board, served as acting President and Chief Executive Officer of the Company from June 1997 until August 1, 1997.


Write-Down of Non-Productive Assets and Related Charges to Earnings
-------------------------------------------------------------------

The Company has shutdown its melter and certain other equipment not currently being used by the Company. Accordingly, in the quarter ended June 30, 1997, the Company has recorded a $5,712,000 write-down in the value of such assets to reflect that such assets are no longer productive, which write down has resulted in a $5,712,000 charge to earnings for such quarter, increasing the Company's loss for such quarter by an equal amount.


Redemption of IDA Bonds
-----------------------

In 1995, the Company's subsidiary, Dunkirk, financed certain equipment purchases and manufacturing improvements through the issuance of $8,000,000 in Solid Waste Disposal Facility Bonds, Series 1995 (the "IDA Bonds"), by the County of Chatauqua Industrial Development Agency (the "Agency") pursuant to a Trust Indenture dated as of March 1, 1995 between the Agency and United States Trust Company of New York, as trustee. Pursuant to agreements among the parties, in September 1997, the IDA Bonds were redeemed in full in exchange for a cash payment of $1,620,000 and Dunkirk's forfeiture of its interest in a related debt service reserve fund (which had a then current balance of approximately $190,000).


Termination of VANGKOE Joint Venture
------------------------------------

In June 1997, the Company terminated its joint venture with VANGKOE Industries, Inc. ("VANGKOE") by purchasing for nominal consideration VANGKOE's 50% interest in APT, located in St. Augustine, Florida. APT was organized by the Company and VANGKOE for the purpose of applying color coatings in a proprietary process to create decorative particles. Pursuant to the termination of such joint venture, APT became a wholly-owned subsidiary of the Company, APT purchased the proprietary color coating process used to manufacture the particles from VANGKOE for $135,000 (and a contingent payment of $30,000 based on certain milestones), and VANGKOE agreed to sell the particles in certain markets as APT's exclusive distributor. The Company recently commenced manufacturing such particles and the parties are in the process of creating inventory and conducting customer sampling and sales efforts. There can be no assurance, however, that the Company will be able to manufacture such particles consistently or that sales of such particles will occur.


Preferred Stock Financing
-------------------------

In August and September 1997, the Company raised aggregate gross proceeds of $4,145,000 in a private placement of Series A Convertible Preferred Stock (the "Preferred Stock"). An aggregate of 414,500 shares of Preferred Stock were issued. Each share of Preferred Stock is initially convertible into eight shares of Common Stock at a conversion price of $1.25 per share, subject to adjustment based on the lesser of $1.25 and the prevailing average market price of the Common Stock immediately preceding any subsequent closing, if any.


Repayment of Bridge Loan
------------------------

In July and August 1997, the Company borrowed an aggregate of $500,000 (the "1997 Bridge Loan") for general working capital purposes from Aries Domestic Fund, L.P. and The Aries Trust (collectively, the "Aries Funds"). In connection with the 1997 Bridge Loan, the Company issued warrants to purchase 100,000 shares of Common Stock to the Aries Funds at an exercise price equal to $1 5/16. The 1997 Bridge Loan, together with 12% interest thereon, was repaid on September 8, 1997.


Other Changes to Indebtedness
-----------------------------

Dunkirk is obligated with respect to $1,888,000 outstanding aggregate principal amount of equipment term notes issued in December 1994 and January 1995 to Key Bank of New York ("Key Bank"), which were guaranteed by the Empire State Development Corporation/Job Development Authority ("ESDC"). In July 1997, ESDC agreed to honor its guarantee of such loans and Key Bank and ESDC are in the process of assigning such loans from Key Bank to ESDC. ESDC has agreed to defer all interest and principal payments due under the loans through January 1, 1998 until the maturity date of the notes, with interest continuing to accrue on such deferred amounts payable at maturity. ESDC has also agreed to allow Dunkirk to reduce the principal amount of such loans by the amount of a debt service reserve fund (with a balance as of June 30, 1997 of approximately $449,190) that will be forfeited by Dunkirk.

PRODUCTS
--------

Abrasives
---------

The Company produces several products which can be used as industrial abrasives. These products currently include ALUMAGLASS, which has achieved only limited sales to date, and other glass and ceramic formulation materials, marketed as VISIGRIT(TM) and GREAT WHITE(TM). Such glass and ceramic products have only recently been produced by the Company in limited amounts. As loose grain abrasives, these products can be applied with blasting equipment for industrial cleaning and maintenance and manufacturing operations. Potential purchasers include military and defense agencies, entities engaged in the electronics, aerospace, automotive, glass products and construction industries and entities engaged in surface finishing, coating removal and maintenance of manufacturing and processing equipment, buildings, highways, bridges and commercial vehicles and vessels.

The Company has shut down the melter used to manufacture ALUMAGLASS and is currently satisfying limited orders through inventory of ALUMAGLASS. The Company does not currently intend to restart the melter. If market demand for ALUMAGLASS warrants further ALUMAGLASS production, the Company intends to pursue opportunities to license its ALUMAGLASS patents to third parties. The Company could then purchase the raw ALUMAGLASS particles from such manufacturers and process the material for resale to its customers. The Company expects this process to provide a lower cost of production.


Decorative Particles
--------------------

The Company's facility in St. Augustine, Florida color coats various glass substrates to produce decorative particles. Decorative particles are widely used in the construction industry to visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring. Colored particles are also incorporated into countertops and cabinetry. The substrates currently being coated in St. Augustine are produced at the Company's Dunkirk, New York facility, however, locally sourced substrates, including ceramic or mined mineral substrates, will also be used. The Company believes that the proprietary color coating process it employs in St. Augustine yields a coating of superior visual quality and endurance compared to competing products and believes that there is a potential market for these products. There can be no assurance, however, that the Company will ever achieve significant sales of these products. The Company recently commenced commercial production of these products and has been working with VANGKOE to initiate customer sampling and testing in the swimming pool plaster market in the southeast, which will be the initial marketing focal point for these products.


Performance Aggregates
----------------------

ALUMAGLASS and the Company's other glass and ceramic products, individually or in blended combinations, can also be used as structural or textural enhancers, fillers and additives. These products, which can be sized according to industry standards, can be used to strengthen and add consistency to materials such as cements, plasters, grouts, mortars, roofing and flooring and other glass and ceramic materials.


Recycled CRT Glass
------------------

The Company is also engaged in recycling CRT glass used in televisions. The Company's current CRT glass recycling customers include electronics manufacturers such as Techneglas, Inc. ("Techneglas"), Toshiba Display Devices, Inc. ("Toshiba") and Hitachi Electronic Devices, U.S.A., Inc. Thomson Consumer Electronics, Inc. ("Thomson"), which had been a significant CRT customer of the Company, ceased shipping CRT glass to, and purchasing recycled CRT glass from, the Company in March 1997

In the Company's CRT recycling operations, waste CRT glass is shipped to the Company by its customers pursuant to agreements with the Company. The Company receives both funnel glass (the back of a television screen, which is relatively thin and tubular in shape) and panel glass (the front of a television screen, which is relatively thick and flat in shape). The funnel glass is cleaned, separated and sold back to the original manufacturers and others. The panel glass is cleaned, separated and sold as a raw material to the original manufacturers and others, used as a raw material by the Company in the production of abrasives or further processed for sale as an aggregate for construction materials.


Manufacturing and Recycling Processes
-------------------------------------

The Company utilizes the crushing, sizing and packaging equipment at its Dunkirk, New York facility to manufacture its abrasives, uncoated decorative particle substrates and performance aggregate products. The Company has identified several waste streams which it receives, including post-consumer bottle glass, waste ceramics and CRT panel glass, which can be used as a manufacturing raw material for these products. The Company identifies the chemical or other valuable properties of these materials and identifies third parties that can utilize the materials in their manufacturing or other operations. Then, depending on the customer's needs, the Company utilizes its equipment, principally its recycling lines and post-melting, abrasives finishing equipment, to sort, clean and/or grind and crush the material into the desired form. The material is then packaged and shipped to customers.

The Company's St. Augustine, Florida, facility is utilized to color-coat and package particles for pool plasters and other construction materials. The proprietary manufacturing process consists of applying various pigments and other coating materials at the St. Augustine facility to particles produced at the Company's Dunkirk, New York facility in a thermodynamic process. The material is then bagged on-site in St. Augustine and shipped to customers.

The Company recycles CRT glass through two processing lines. The process involves extracting pieces of CRT glass of less than a specified size, separating panel glass from funnel glass on a primary processing line, cleaning and removing coatings on the glass and batching the funnel glass and panel glass for resale back to customers. This process is repeated for CRT glass fragments too small for the primary line by identical processing through a second line designed to handle smaller pieces of glass. Generally, CRT glass fragments received by the Company of approximately one inch or less in diameter have not been recycled by the Company due to limitations of its technology. Although the Company has recently initiated a process to recycle this material, there can be no assurance the Company will in fact sell such material on a profitable basis or at all. In the event the Company is unable to sell such glass, it believes it can dispose of such glass by smelting at prevailing rates.


Research and Development
------------------------

The Company's research and development efforts have been conducted principally through the Company's internal staff and the Center for Advanced Ceramic Technology ("CACT") at Alfred University. The Company currently employs one individual principally devoted to research and development, and maintains an on-site laboratory at its Dunkirk facility where various analyses, tests and other research and development activities are conducted. CACT is the Company's primary outside research and development partner, and works on various matters from time to time as requested by the Company.

Although the Company's research and development activities are presently limited, the Company plans to continue to engage in research and development activities from time to time. It is anticipated that such efforts will be focused in the near term on ALUMAGLASS licensing possibilities and expanding color coating offerings for its decorative particles.


MARKETS FOR PRODUCTS AND SERVICES
---------------------------------

Abrasives
---------

A variety of media and methodologies have traditionally been used as industrial abrasives. In particular, sand used in blasting applications and chemical solvents have held a significant share of the market. In recent years, however, increased regulations relating to the environment and worker health and safety have resulted in a dramatic decline in the use of sand, which is known to contribute to the lung disease silicosis. In addition, given the greater demand for reclaimable abrasives, which reduce the amount of spent abrasive material subject to landfill and potential environmental liability, the Company believes that non-reclaimable abrasives, such as sand and metal slags, are competitively disadvantaged. Chemical solvents have also decreased in use with respect to many applications due to such regulatory changes, particularly regulations which have resulted in increased disposal costs. Products such as ALUMAGLASS, glass beads and mineral, metallic and plastic abrasives are affected to a lesser extent by such regulations due to the nature of their composition and the fact that they are reclaimable for multiple uses and have a lower quantity for disposal. ALUMAGLASS, for example, contains no free silica, which causes silicosis, and, depending on the application, could potentially be recycled rather than disposed of after use. Other approaches such as high pressure water and dry ice blasting are also gaining acceptance.

Loose grain abrasives, typically applied with blasting equipment, are used in numerous industries throughout the world for equipment and facilities
maintenance.   Applications  include  cleaning,
stripping and other surface treatment or surface preparation applications, such as industrial metal finishing, coating removal, structural steel and commercial vehicle cleaning, paint removal and the cleaning and preparation of surface substrates. Potential purchasers include utilities, military and defense agencies, entities engaged in the electronics, aerospace, automotive, glass products and construction industries and entities engaged in surface finishing, coating removal and the maintenance of manufacturing and process industries equipment and facilities, buildings, highways, bridges and commercial vehicles and vessels.


Decorative Particles
--------------------

The Company believes that there is a large market for decorative particles, of which 3M holds a significant share. End users for decorative substrates or particles include ceramic tile manufacturers, producers of swimming pool plasters, decorative roofing and wall systems, pottery and porcelain producers and others.

The production of plasters, mortars, terrazzo, and ceramic tiles requires large quantities of fillers and expanders. Crushed marble, white sand, kaolin or similar low cost white calcium based material have traditionally been used as fillers and expanders. Because of the high cost of coloring agents, pigments and the process to coat substrates, it is not economical to color coat large volumes of these fillers. Instead, the construction industry adds into the filler small quantities of particles that have been previously color coated. The resulting mixture, when viewed over a large surface area and from a distance, will appear to have a consistent color or hue.

The Company believes that market acceptance of colored particles is largely a function of the brilliance and endurance of the color, which results from the level of translucence or reflectivity of the substrate. Because in most applications the coated surface of a particle is subject to erosion, colored substrates must have translucent properties to maintain their color characteristics with a translucent or clear particle, as the color is eroded from the exposed surface of the particle embedded in the mortar or plaster, the color on the back side of the particle will remain visible, thereby extending the life of the color system significantly. Traditionally quartz and high quality silica sands have been employed as substrates to produce translucent colored particles. The Company believes, however, that its glass formulation substrates provide superior translucence and clarity compared to these materials, and may have a lower cost of production. In addition, the Company believes that its proprietary coating process will produce a coating of superior endurance and visual appeal. There can be no assurance, however, that the Company will be able to successfully manufacture and sell its color coated substrates.


Performance Aggregates
----------------------

The Company also believes that there is a large market for performance aggregates. Materials such as plasters, mortars, terrazzo, flooring tiles, and other ceramic or cement based mixtures require fillers, expanders or particulates that will add consistency or texture for functional purposes. If needed, the Company has the ability to size its aggregates within narrow specifications for specialty applications. Although the Company has only recently begun to explore the use of its various substrates for this market, the Company's ALUMAGLASS product has been purchased in limited quantities as an additive for non-slip epoxy flooring systems. The Company believes that its fired ceramic substrates will also have applicability in these markets, particularly as filler for tiles and plasters. The Company further believes that, since many of its substrates are produced from waste material, it may have production cost advantages over certain materials traditionally used in this market, such as mined substrates.


Recycled CRT Glass
------------------

The Company currently recycles waste CRT glass generated by television manufacturers located in the United States. The Company's potential sales revenue from such customers is therefore limited by the relatively few manufacturers located in the United States, the relatively low percentage of CRT glass which becomes waste prior to being incorporated into televisions, which such manufacturers continually strive to reduce further, and shipping costs associated with doing business with manufacturers located at significant distances from the Company. In addition, the Company has recently experienced increased competition with respect to CRT glass recycling services. Thomson, historically a significant CRT customer, ceased doing business with the Company in March 1997.


Dependence on Certain Customers
-------------------------------

For the year ended June 30, 1997, two of the Company's CRT glass recycling customers, Techneglas and Thomson each accounted for more than 10% of the Company's revenues and, in the aggregate, accounted for approximately 61.2% of the Company's revenues. Thomson ceased shipping CRT glass to, and purchasing recycled CRT glass from, the Company as of March 1997. Although the Company has a limited number of customers for ALUMAGLASS and other materials, the Company is currently dependent on its CRT customers for substantially all of its revenues.


Sales and Marketing
-------------------

To date, the Company's products have been marketed and distributed in the United States primarily through distributors and limited direct sales efforts by the Company and only limited sales have been achieved. N.T. Ruddock & Company, Fusco Abrasive Systems, Inc., Standard Sand & Silica Co. and Porter Warner Industries, Inc. are regional distributors of the Company's abrasives and are large-volume distributors of loose grain abrasives in the United States. The Company has also established relationships with distributors in the United Kingdom, Canada, Mexico, China and Israel. The Company's marketing strategies include, among others, telemarketing, direct mail and trade journal advertising, product sampling programs and customer support programs such as technical assistance programs and testing support.

To date, the Company's efforts through distributors have failed to generate significant sales of ALUMAGLASS. Accordingly, the Company plans to explore joint ventures and other corporate teaming efforts to increase outlets for its products, which may include product bundling or composite production. The Company also intends to review and evaluate its distributor relationships and incentives as well as its direct sales initiatives. There can be no assurance, however, that such efforts will be successful.

In connection with the termination of the Company's joint venture with VANGKOE, the parties entered into a Distributor Agreement, pursuant to which VANGKOE will purchase the colored particles from APT and sell the particles to distributors and others. The Distributor Agreement provides that VANGKOE will be APT's exclusive distributor of colored particles for the swimming pool and other pool-related markets, and that VANGKOE will purchase colored particles for such markets exclusively from APT, subject to APT's ability to supply such particles. VANGKOE must meet certain sales targets to maintain its exclusivity as a distributor, although VANGKOE is under no obligation to meet such sales targets. VANGKOE has been released from its previous minimum purchase commitment of approximately $1.2 million of ALUMAGLASS and other materials. VANGKOE is a new company without significant assets or experience in marketing aggregates and, therefore, there can be no assurance that it will be successful in marketing the Company's products.

The Company currently has three individuals dedicated principally to sales and marketing and several others who support the sales and marketing effort on a regular basis.


Intellectual Property
---------------------

The Company has been awarded two United States patents. The first patent was issued in December 1993 and relates to the Company's process for manufacturing abrasive particles from inorganic waste materials, including sludges from various industrial processes and waste water treatment, emission control dusts from high-temperature industrial processes, fly ash from incineration of industrial and residential wastes and certain other process-specific effluents. Examples of such inorganic wastes are spent pot liner from the aluminum industry, refractory wastes from smelting, melting or refining furnaces, various types of slags and precipitants related to metal recovery operations, foundry sands, glass wastes, including television and computer monitor CRT glass, and certain wastes from the manufacture of ceramic products. The second patent was issued in October 1995 and relates to the pre-melting batching process involved in the manufacture of the Company's abrasives. In addition, the Company has filed jointly with another party an application for a U.S. patent on the X-ray fluorescence technology that has been used in the Company's CRT glass recycling operations. The Company has three additional patent applications on file. One relates to ALUMAGLASS, one relates to the Company's potential glass bead product and one relates to the use of the Company's products as aggregates in construction materials. The Company's logo and ALUMAGLASS are registered trademarks.


Competition
-----------

The Company's products and services are subject to substantial competition. The Company's abrasives compete with product offerings of other companies, principally aluminum oxide, glass beads, plastic abrasives, garnet, steel grit, coal slag and, with respect to certain applications, sand or water blasting techniques. Many of the companies offering such products are large corporations with substantially greater financial resources than the Company. Large
international   competitors  of
manufactured metallic abrasives include: Exolon-ESK, General Abrasives Triebacher, Inc., Washington Mills Electro Minerals Corp., Irvin Industries, Inc., Norton/St. Gobain and others. Various other manufacturers produce mined, plastic, glass bead and mineral abrasives, as well as high speed water jet spray abrasive systems. The Company's ability to effectively compete against these companies could be adversely affected by the ability of these competitors to offer their products at lower prices than the Company's products and to devote greater resources to the marketing and promotion of their products than are available to the Company.

The Company's decorative particles and performance aggregates will also face substantial competitive pressures. The Company believes that 3M has a significant share of the market for decorative particles. 3M has available to it financial, technical and other resources far superior to those of the Company. In addition, certain customers of other products may be unwilling to switch to the Company's particles due to factors such as personal preferences for a competitor's color selections, consistency with colors previously sold, performance concerns or satisfaction with its current products. The Company's performance aggregates will face similar competitive pressures from producers of mined minerals, aluminum oxide and others. These producers include 3M and Norton/St. Gobain, each with resources superior to those of the Company.

With respect to its industrial CRT glass recycling operations, the Company competes with several other companies who accept waste CRT glass for recycling or other purposes, each of which may deal with customers of the Company and satisfy their recycling, beneficial reuse or disposal needs. In addition, under certain conditions, CRT glass might also be disposed of by melting it to recapture the residuals. The Company has recently experienced increased competition from companies offering to take CRT glass from sources free of charge. In general, the Company has received revenue both when it receives and when it sells recycled CRT glass. There can be no assurance that the Company will be able to recycle CRT glass on a profitable basis if it is required to eliminate the fee it receives upon receipt of such glass from customers in order to maintain or attract additional sources of CRT glass. In addition, Thomson, a significant CRT recycling customer, ceased doing business with the Company in March 1997.


Environmental Matters
---------------------

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


Employees
---------

At September 19, 1997, the Company had 38 full-time employees consisting of 30 employees in manufacturing, one employee in research and product applications development, three employees in sales and marketing and four employees in finance and administration. The Company also has one part-time employee. None of the Company's employees are subject to a collective bargaining agreement and the Company has not experienced any work stoppages.


ITEM 2.   PROPERTIES

The Company owns its 230,000 square foot manufacturing facility in Dunkirk, New York. Such facility is subject to a first mortgage held by the New York Job Development Authority securing a promissory note issued to the Chautauqua Region Industrial Development Corporation, with respect to which approximately $304,432 principal amount was outstanding at June 30, 1997. In addition, such facility is subject to a second mortgage securing a promissory note issued to the former owner of the property as part of the purchase price therefor, with respect to which approximately $288,516 principal amount was outstanding on June 30, 1997.

The Company recently relocated its headquarters to Orlando, Florida, and has entered into a three-year lease for approximately 4,700 square feet of executive office space and rent is approximately $7,000 per month.

The Company has terminated its lease on approximately 3,000 square feet of office space in Hazlet, New Jersey, effective September 30, 1997.

APT currently leases approximately 10,000 square feet of manufacturing space in St. Augustine, Florida. The lease will expire in February 2000 and rent is approximately $6,000 per month.


ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to litigation, Conversion Technologies International, Inc. v. R.E. Williams and Company, Inc., commenced by the Company on October 26, 1995 in the Supreme Court of New York, County of Chautauqua, against a general contractor hired to construct the improved abrasives finishing area at the Dunkirk facility. The contractor commenced work in April 1995, but was asked to stop work in November 1995 following significant cost overruns, problems and delays in construction and disputes with the Company over the scope of the work to be performed by the contractor. The Company has served the contractor with its complaint, alleging, among other things, breach of contract, fraud and defamation, and seeks damages in excess of $1,000,000. The contractor has counterclaimed damages of approximately $483,000, and has filed a mechanic's lien with respect to such claim. The case is currently in the discovery phase. The Company does not believe that there will be a material adverse outcome in this dispute. The Company is not involved in any other material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the Nasdaq SmallCap Market (the "SmallCap Market") under the symbol "CTIX" since May 16, 1996, the effective date of the Company's registration statement relating to its initial public offering of Common Stock (the "IPO"). The following table sets forth, for each of the quarters indicated, the high and low bid prices per share of Common Stock as quoted on the SmallCap Market (source, the Nasdaq Stock Market). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

  Quarter Ended              High            Low
---------------------     -----------     ---------

June 30, 1996                $7.25          $5.00
September 30, 1996           $5.00          $3.375
December 31, 1996            $3.375         $2.25
March 31, 1997               $2.625         $1.375
June 30, 1997                $3.00          $1.00

No dividends have ever been declared or paid on the Company's Common Stock, and the Company does not anticipate declaring or paying dividends in the foreseeable future.

As of September 19, 1997, the Company had approximately 114 holders of record of Common Stock.

On October 11, 1996, pursuant to the Company's 1996 Long-Term Incentive Plan, the Company sold 80,000 shares of restricted Common Stock to Harvey Goldman, the Company's former President and Chief Executive Officer, and 10,000 shares of restricted Common Stock to Perry A. Pappas, the Company's former Vice President and General Counsel. Such shares were sold at a purchase price of $0.00025 per share (or aggregate consideration of $22.50) and will vest on January 1, 1998. The Company claims that the issuance and sale of all such securities were exempt from registration under Section 4(2) of the Securities Act as transactions not involving a public offering. Appropriate legends will be affixed to the certificates evidencing such securities. All recipients had adequate access to information relating to the Company. There were no other unregistered securities sold by the Company during the fiscal year ended June 30, 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Since inception through June 30, 1997, the Company has sustained cumulative losses of approximately $30,034,000. Such amount includes (i) a one-time, non-cash charge to operations of approximately $6,232,000 relating to the write-off of research and development (in-process) technologies that had not reached technological feasibility and, in the opinion of management, had no alternative use, which were purchased in conjunction with the Company's acquisition of Dunkirk in 1994, (ii) approximately $2,528,000 expensed as process development costs related to research and development of the Company's CRT glass processing and ALUMAGLASS product lines, (iii) a non-cash charge to operations of approximately $5,712,000 relating to the write-off of non-productive fixed assets during the quarter ended June 30, 1997 and (iv) other expenses, net of revenue, of approximately $15,562,000. The Company will continue to incur losses until such time as revenues are sufficient to fund its continuing operations.

Although the Company has not yet achieved profitability, the Company has taken a number of recent steps in an effort to preserve cash, reduce its costs and increase revenues. In late fiscal 1997 and early fiscal 1998, the Company obtained a new management team that includes senior executives with significant experience in the engineering, construction and marketing fields. As discussed elsewhere, the Company's long-term debt has been reduced through the redemption, at a discount, of the IDA Bonds, reducing interest expense and cash required for principal repayments significantly and, with respect to the Key Bank loans, renegotiated debt to defer payments until maturity which defers the required cash outlays. Raw material costs will be reduced through the use of third party tollers and the application of lower cost alternative substrates. Investments in product development have been curtailed and investments in sales and marketing will be increased. Manufacturing and operating overheads have also been reduced through payroll reductions and savings associated with non-productive equipment and processes that have been shut-down, such as the Company's melter. The Company has begun to sell limited amounts of the decorative particles produced by its APT subsidiary and hopes to increase revenue from this product line. The Company will also strive to increase sales of other abrasives and aggregates as new marketing efforts are implemented. Although management believes these steps will allow the Company to continue as a going concern for at least 12 months, there can be no assurance that the foregoing steps will result in the Company ever achieving profitability.

The Company has continued to experience limited revenue and negative cash flow from operations. The Company had revenues of approximately $277,000 for the quarter ended June 30, 1997 and expects revenues to be approximately $300,000 for the quarter ending September 30, 1997. In general, revenues have been reduced from prior periods due to the loss of Thomson as a CRT customer in March 1997. The Company has recently begun to sell increased amounts of certain recycled glass and hopes to obtain modest increases in CRT revenue as a result. In addition, the Company has recently begun sales of limited amounts of decorative particles manufactured by its APT subsidiary. Although the Company plans to maintain its CRT recycling revenue, the Company will focus its efforts on sales of decorative particles, abrasives and other substrates. The Company anticipates that these efforts will result in increased revenue for the quarter ending December 31, 1997 as compared to the quarter ending September 30, 1997, however, there can be no assurance that such results will actually be achieved.

Since the Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency at June 30, 1997, the Report of Independent Auditors includes an explanatory paragraph indicating there is substantial doubt as to the Company's ability to continue as a going concern. See Report of Independent Auditors.


Results of Operations
---------------------

  Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

Consolidated revenues for the year ended June 30, 1997 ("fiscal 1997") were approximately $1,429,000, consisting primarily of CRT glass recycling fees and approximately $248,000 of ALUMAGLASS sales. For fiscal 1996, the Company had consolidated revenues of approximately $2,680,000, of which approximately $214,000 was from sales of ALUMAGLASS and the remainder was CRT recycling fees. This decrease in revenue during fiscal 1997 primarily reflects reduced beginning inventory of unprocessed CRT glass and the loss of Thomson as a CRT customer.

Cost of goods sold was approximately $3,952,000 for fiscal 1997 versus approximately $3,094,000 for the prior fiscal year. Included in the fiscal 1997 cost was a $24,000 decrease in the Company's reserve for potential disposal costs of raw materials, as compared to a $623,000 decrease in the reserve for fiscal 1996 reflecting a significantly larger decrease in the Company's beginning raw materials inventory, plus approximately $392,000 of costs for starting up operations at the Company's particle coating facility in St. Augustine, Florida. Excluding the effect of the change in the Company's reserve for disposal during fiscal 1997 and fiscal 1996, and the St. Augustine start-up costs, cost of goods sold decreased only approximately $133,000 in fiscal 1997 versus fiscal 1996, despite the over 40% decrease in revenues noted above. Major factors contributing to the higher relative fiscal 1997 cost as compared to sales were higher depreciation costs due to increased equipment purchases, an approximately $97,000 write-off of raw material and in-process inventories related to discontinued processes and the fact that under the prevailing operating conditions in both periods a significant portion of the cost of production was fixed in nature. Some savings were realized as a result of lower freight costs, resulting from a change in product pricing policy whereby customers now pay freight on most shipments.

The Company's gross loss on sales of approximately $(2,523,000) during fiscal 1997 compares with a loss of approximately $(414,000) for the prior fiscal year and reflects the lower revenue and higher costs detailed above.

Selling, general and administrative expenses for fiscal 1997 increased to approximately $3,919,000 from $1,821,000 for fiscal 1996. This increase includes
(i) approximately $988,000 in higher consulting costs of which approximately $705,000 was directly related to the terminated merger with Octagon and $90,000 was an accrued severance payment to the former President and Chief Executive Officer of the Company, (ii) approximately $369,000 in higher legal costs and approximately $181,000 in outside service costs (primarily financial printing) both of which also relate to the terminated merger activities, (iii) approximately $165,000 in compensation expenses relating to capital stock, (iv) approximately $135,000 for the purchase of the APT particle coating technology that had not reached technological feasibility at the time of purchase, (v) a $99,000 settlement received in fiscal 1996 from a former officer of Dunkirk and
(vi) approximately $93,000 in higher insurance costs.

A charge against operations of approximately $5,712,000 was recorded in the fourth quarter of fiscal 1997 to write down fixed assets to their estimated fair market value for processes which have been shut down and no longer appear to be viable for the forseeable future. There had been no comparable expense in fiscal 1996.

The Company incurred process development costs of approximately $996,000 for fiscal 1996. There were no similar charges in fiscal 1997.

Interest expense increased to approximately $1,277,000 for fiscal 1997 from approximately $1,077,000 for fiscal 1996, reflecting the capitalization of approximately $440,000 in interest during fiscal 1996. No interest expense was capitalized during fiscal 1997. Partially offsetting this cost increase was approximately $240,000 in lower interest expense in fiscal 1997 as a result of reductions in debt principal.

Interest  income  of  approximately   $227,000  in  fiscal  1997  compares  with
approximately $114,000 in fiscal 1996. The increase reflects higher earnings on cash received from the Company's initial public offering in May 1996.

Other income of approximately $349,000 in fiscal 1997 was approximately $267,000 higher than fiscal 1996, due entirely to a $331,547 New York State net investment tax credit recognized in June 1997. (A cash refund of $566,547 was received, but provision has been made for the return of an estimated $235,000 of this to the State as a result of the shut down of related fixed assets.)

The fiscal 1996 Statement of Operations includes an extraordinary item amounting to $442,000. This charge includes underwriting, debt discount, legal and accounting costs relating to Bridge Notes issued in December, 1995 to provide interim working capital until the initial public offering could be closed.


Liquidity and Capital Resources
-------------------------------

The Company's business is capital intensive. The Company has funded its operations principally from debt financing, the private placement of preferred stock and the proceeds of the IPO. At June 30, 1997, the Company had approximately $11,315,000 in principal amount of long-term indebtedness (excluding capital lease obligations) and net working capital deficiency of approximately $(3,394,554). As of June 30, 1997, the Company had cash and marketable securities of approximately $325,000.

In August and September 1997, the Company raised aggregate gross proceeds of $4,145,000 in a private placement of Preferred Stock. An aggregate of 414,500 shares of Preferred Stock were issued. Each share of Preferred Stock is initially convertible into eight shares of Common Stock at a conversion price of $1.25 per share, subject to adjustment based on the lesser of $1.25 and the prevailing average market price of the Common Stock immediately preceding any subsequent closing, if any. The maximum amount of such offering, including gross proceeds received to date, would result in gross proceeds of $5,000,000 ($8,000,000 if the Placement Agent's over-allotment option is exercised in full), although there can be no assurance that any additional closings under the offering will occur.

The Company received net proceeds of $3,606,150 from the placement of the Preferred Stock (after deducting the placement agent's commissions and non-accountable expense allowance). Of such net proceeds, $1,620,000 was used to redeem the IDA Bonds and $500,000 plus accrued interest was used to repay the 1997 Bridge Loan, with the remainder to be used for transaction expenses estimated at $150,000 and general working capital purposes, including accrued payables.

In July and August 1997, the 1997 Bridge Loan provided the Company with an aggregate of $500,000 which was used for general working capital purposes. The 1997 Bridge Loan was repaid, together with accrued interest at the rate of 12% per annum, on September 8, 1997 out of the proceeds of the Preferred Stock placement. In connection with such 1997 Bridge Loan, the Company issued warrants to purchase 100,000 shares of Common Stock to the Aries Funds at an exercise price equal to $1 5/16 per share.

In September 1997, the $8,000,000 principal amount of IDA Bonds were redeemed in full in exchange for a cash payment of $1,620,000 and Dunkirk's forfeiture of its interest in a related debt service reserve fund (which had a then current balance of approximately $190,000).

In July 1997, ESDC agreed to honor its guarantee of approximately $1,888,000 outstanding principal amount of term loans owing by the Company's Dunkirk subsidiary to Key Bank, and ESDC is in the process of assuming from Key Bank, and Key Bank is assigning to ESDC, such loans. ESDC has agreed to defer all interest and principal payments due under the loans through

January 1, 1998 until the maturity date of the loans, with interest continuing to accrue on such deferred amounts payable at maturity. ESDC has also agreed to allow Dunkirk to reduce the principal amount of such loans by the amount of a debt service reserve fund (the balance at June 30, 1997 was $449,190) that will be forfeited by Dunkirk.

As of September 19, 1997, the Company had approximately $3,287,000 in principal amount of long-term indebtedness (excluding capital lease obligations), consisting of (i) approximately $1,888,000 outstanding principal amount under the Key Bank term loans guaranteed by ESDC, which loans bear interest at the prime rate and are payable in monthly installments through December 2001 (subject to the deferral through January 1, 1998 described above), (ii) approximately $695,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (iii) approximately $704,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's long-term indebtedness is secured by liens on its fixed assets. The Company's long-term indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such long-term indebtedness contain customary covenants and default provisions.

The following unaudited pro forma balance sheet data reflects the following transactions as if they had occurred as of June 30, 1997: (i) the private placement of 414,500 shares of Preferred Stock resulting in gross proceeds of $4,145,000 less commissions and a non-accountable expense allowance totaling $538,850 and placement expenses estimated at $150,000 (of which $60,000 was paid from the proceeds and $32,522 had been recorded by the Company at June 30,
1997), and (ii) retirement of the $8,000,000 principal amount of IDA Bonds for a payment of $1,620,000 plus $190,000 representing debt service reserve funds forfeited by Dunkirk upon such retirement in September 1997 plus $230,000 removed from the debt service fund on September 1, 1997 for payment of interest (with the assumption that there was no related tax on the gain), and (iii) write-off of $330,361 of deferred finance charges related to the $8,000,000 retired IDA Bonds.

                                                                                           June 30, 1997
                                                                       ---------------------------------------------------
                                                                                           Pro Forma
                                                                           Actual         Adjustments          As Adjusted
                                                                       ------------      -------------        ------------
                                                                                          (unaudited)          (unaudited)
                                    ASSETS
Cash ..............................................................    $    325,092      $  1,868,672(1)      $  2,193,764
Other current assets ..............................................         855,810           (32,522)             823,288
                                                                       ------------      ------------         ------------
     Total current assets .........................................       1,180,902         1,836,150            3,017,052
Property, plant and equipment (net) ...............................       6,939,782              --              6,939,782
Noncurrent assets .................................................         446,929          (330,361)             116,568
Restricted assets .................................................         869,311          (419,964)             449,347
                                                                       ------------      ------------         ------------
                                                                       $  9,436,924      $  1,085,825         $ 10,522,749
                                                                       ============      ============         ============
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Accrued expenses ..................................................    $    858,447           (76,667)        $    781,780
All other current liabilities .....................................       3,717,009              --              3,717,009
                                                                       ------------      ------------         ------------
     Total current liabilities ....................................       4,575,456           (76,667)           4,498,789

Capital lease obligations, less current portion                              39,414              --                 39,414
Long-term debt, less current portion ..............................      10,784,343        (8,000,000)           2,784,343

Stockholders' equity (deficiency):
     Common stock, $.00025 par value, authorized
        25,000,000 shares, issued and outstanding
        5,539,745 shares ..........................................           1,385              --                  1,385
     Additional paid-in capital, common stock .....................      24,186,932              --             24,186,932
     Preferred stock, $.001 par value, authorized
        15,000,000 shares, issued and outstanding
        414,500 shares ............................................                               415                  415
     Additional paid-in capital, preferred stock ..................            --           3,455,735            3,455,735
     Unearned stock compensation ..................................        (116,369)             --               (116,369)
     Accumulated deficit ..........................................     (30,034,237)        5,706,342(2)       (24,327,895)
                                                                       ------------      ------------         ------------
Total stockholders' equity (deficiency) ...........................      (5,962,289)        9,162,492            3,200,203
                                                                       ------------      ------------         ------------
                                                                       $  9,436,924      $  1,085,825         $ 10,522,749
                                                                       ============      ============         ============

----------
(1) Reflects gross proceeds of $4,145,000 on the sale of Preferred Stock, less commissions and estimated expenses totaling $656,328 and $1,620,000 paid to retire the IDA Bonds.

(2) Reflects a pre-tax gain on retirement of $8,000,000 IDA Bonds based on (i) payments of $1,620,000 cash, (ii) forfeiture of $419,964 in debt service reserve funds, (iii) $76,667 accrued interest recorded at June 30, 1997 on the IDA Bonds which was paid from the debt service reserve fund subsequent to June 30, 1997, and (iv) a write-off of $330,361 for deferred finance charges related to the retired IDA Bonds. The pro forma adjustment does not include the related tax, if any, that may be payable with respect to the debt retirement. If Dunkirk is deemed to be solvent immediately prior to the retirement of the IDA Bonds, the Company will recognize taxable income for the debt forgiveness in its tax year ending June 30, 1998. The amount of such income may be offset by net operating loss carryforwards ("NOLs"), subject to possible limitations (see below). Even if sufficient NOLs were available to offset such taxable income, the Company may still be subject to alternative minimum tax. To the extent that Dunkirk is deemed to be insolvent immediately prior to such repayment by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize taxable income from such repayment; however, certain of Dunkirk's tax attributes (such as NOLs) would be subject to reduction and would not be available to offset future income from operations, if any. For this purpose, the amount of insolvency is defined to be the excess of Dunkirk's liabilities over the fair value of its assets. An independent appraisal of the fair value of Dunkirk' assets has not been completed at this time to determine Dunkirk's solvency.

The Company's capital lease payments were approximately $84,000 for the year ended June 30, 1997 and are estimated to be approximately $41,000, $27,000 and $23,000 for the fiscal years ending June 30, 1998, 1999 and 2000, respectively, under current commitments. The Company's utility expenses average approximately $35,000 per month at its current level of operations.

The Company's base annual fixed expenses include approximately $447,000 in aggregate annual base compensation for the current executive officers of the Company and debt service obligations relating to the Company's outstanding indebtedness, which are estimated to aggregate approximately $489,000 for the fiscal year ending June 30, 1998, excluding capital lease obligations.

The Company has federal net operating loss carryforwards that amounted to approximately $20.6 million at June 30, 1997, which expire between 2006 and 2012. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carryforwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and anticipated shifts in ownership (the Preferred Stock offering), the Company's ability to utilize its net operating loss carryforwards could be severly limited.


Pending Accounting Pronouncements
---------------------------------

SFAS No. 128 "Earning Per Share," SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about segments of an Enterprise and Related Information" are not effective for the Company until December 31, 1997, June 30, 1999 and June 30, 1999, respectively. Management believes these standards will not have a material impact on the Company.


ITEM 7.   FINANCIAL STATEMENTS

See Financial Statements annexed.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


Portions of the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission on or before October 28, 1997, are incorporated herein by reference as items 9 through 12 of Part III.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   1.   Financial Statements and Schedules

           See Financial Statements annexed.

      2.   Exhibits

           See Exhibits annexed.

(b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 2, 1997 relating to its private placement of preferred stock.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.



Dated: September 29, 1997                 /s/ William L. Amt
                                          ------------------
                                          William L. Amt
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                          TITLE                       DATE
      ---------                          -----                       ----


/s/ William L. Amt              President, Chief Executive    September 29, 1997
---------------------------     Officer and Director
William L. Amt                  (principal executive officer)


/s/ John G. Murchie             Controller(principal          September 29, 1997
---------------------------     accounting officer)
John G. Murchie


/s/ Eckardt C. Beck             Chairman of the Board         September 29, 1997
---------------------------
Eckardt C. Beck


/s/ Peter H. Gardner            Director                      September 29, 1997
---------------------------
Peter H. Gardner


/s/ Alexander P. Haig           Director                      September 29, 1997
---------------------------
Alexander P. Haig


/s/ Scott A. Katzmann           Director                      September 29, 1997
---------------------------
Scott A. Katzmann


/s/Irwin M. Rosenthal, Esq.     Director                      September 29, 1997
---------------------------
Irwin M. Rosenthal, Esq.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


Report of Independent Auditors...............................................F-2

Consolidated Balance Sheets of Conversion Technologies International,
   Inc. and Subsidiaries as of June 30, 1997 and June 30, 1996...............F-3

Consolidated Statements of Operations of Conversion Technologies
   International, Inc. and Subsidiaries for the years ended June 30, 1997 and June 30, 1996.........................................................F-4

Consolidated Statements of Stockholders' Equity of Conversion Technologies
      International, Inc. and Subsidiaries for the years ended June 30,
      1997 and June 30, 1996.................................................F-5

Consolidated Statements of Cash Flows of Conversion Technologies
  International, Inc. and Subsidiaries for the years ended June 30, 1997 and June 30, 1996..........................................................F-6

Notes to Consolidated Financial Statements...................................F-8

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Conversion Technologies International, Inc.


We have audited the accompanying consolidated balance sheets of Conversion Technologies International, Inc. and Subsidiaries (Company) at June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Technologies International, Inc. and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has generated only minimal revenue, has incurred significant losses, has a working capital deficiency and has a stockholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



Metro Park, New Jersey                           /s/ERNST & YOUNG LLP
September 18, 1997


                               Conversion Technologies International, Inc.
                                             and Subsidiaries

                                       Consolidated Balance Sheets

                                                                                    June 30,
                                                                          ------------------------------
                                                                             1997                1996
                                                                          -------------     ------------


                                         ASSETS
Cash and cash equivalents ...........................................     $    325,092      $  4,539,464
Marketable securities ...............................................             --           2,009,632
Accounts receivable, less allowance for doubtful accounts
     of $18,000 at June 30, 1997 and $25,000 at June 30, 1996 .......          146,225           343,214
Inventories .........................................................          521,060           337,736
Prepaid expenses and other current assets ...........................          188,525           205,984
                                                                          ------------      ------------
Total current assets ................................................        1,180,902         7,436,030

Property, plant and equipment:
     Land ...........................................................           75,000            75,000
     Building and improvements ......................................        1,578,293         1,609,832
     Machinery and equipment ........................................        6,713,599        11,573,933
     Construction in progress .......................................           29,500         1,008,480
                                                                          ------------      ------------
                                                                             8,396,392        14,267,245
     Less accumulated depreciation ..................................       (1,456,610)       (1,630,639)
                                                                          ------------      ------------
                                                                             6,939,782        12,636,606

Deferred finance charges, less accumulated amortization of
     $135,786 at June 30, 1997 and $81,272 at June 30, 1996 .........          443,829           494,843
Other noncurrent assets .............................................            3,100            38,304
Restricted assets
     Project Fund ...................................................              158            72,859
     Debt service reserve funds .....................................          869,153         1,268,457
                                                                          ------------      ------------
                                                                          $  9,436,924      $ 21,947,099
                                                                          ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Accounts payable ....................................................     $  1,711,212      $  1,279,280
Deferred revenue ....................................................          491,944           557,907
Reserve for disposal ................................................          713,100           737,000
Accrued expenses ....................................................          858,447           778,306
Investment tax credit payable .......................................          235,000              --
Current portion of capital lease obligations                                    35,495            72,914
Current portion of long-term debt ...................................          530,258           437,285
                                                                          ------------      ------------
Total current liabilities ...........................................        4,575,456         3,862,692

Capital lease obligations, less current portion .....................           39,414            74,693
Long-term debt, less current portion ................................       10,784,343        11,281,715

Stockholders' equity (deficiency):
     Class A common stock, $.00025 par value, authorized 25,000,000 shares, issued and outstanding 5,539,745 shares at June 30,
        1997 and 5,449,745 shares at June 30, 1996 ..................            1,385             1,362
     Additional paid-in capital .....................................       24,186,932        23,905,705
     Unearned Stock Compensation ....................................         (116,369)             --
     Accumulated deficit ............................................      (30,034,237)      (17,179,068)
                                                                          ------------      ------------
Total stockholders' equity (deficiency) .............................       (5,962,289)        6,727,999
                                                                          ------------      ------------
                                                                          $  9,436,924      $ 21,947,099
                                                                          ============      ============


                                         See accompanying notes.


                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations


                                              Year ended June 30,
                                        ------------------------------
                                             1997              1996
                                        ------------      ------------

Revenue ...........................     $  1,429,008      $  2,679,987

Cost of goods sold ................        3,952,374         3,093,560
                                        ------------      ------------

Gross loss on sales ...............       (2,523,366)         (413,573)

Selling, general and administrative        3,918,726         1,821,179
Process development costs .........             --             996,259
Write-off of fixed assets .........        5,711,567              --
                                        ------------      ------------
Loss from operations ..............      (12,153,659)       (3,231,011)

Interest expense ..................       (1,277,310)       (1,076,077)
Interest income ...................          226,505           114,326
Other income ......................          349,295            81,811
                                        ------------      ------------

Loss before extraordinary item ....      (12,855,169)       (4,110,951)

Extraordinary item ................             --             442,000
                                        ------------      ------------

Net loss ..........................     $(12,855,169)     $ (4,552,951)
                                        ============      ============

Net loss per common share
     before extraordinary item ....     $      (2.69)     $      (2.64)
                                        ============      ============

Net loss per common share .........     $      (2.69)     $      (2.92)
                                        ============      ============


                            See accompanying notes.


                                         Conversion Technologies International, Inc.
                                                       and Subsidiaries

                                       Consolidated Statements of Stockholders' Equity

                                         Years ended June 30, 1997 and June 30, 1996



                                             Preferred Stock                                  Class A Common Stock
                                  ------------------------------------------        ----------------------------------------
                                                                  Additional                                      Additional
                                       Number                       Paid-In          Number                        Paid-In
                                     of Shares       Amount         Capital         of Shares       Amount         Capital
                                     ---------       ------         -------         ---------       ------         -------

Balance at July 1, 1995 ........     2,958,000     $    2,958     $5,994,271           909,404     $  227         4,427,710
     Issuance of Class A
       common stock ............                                                    3,527,050         882        13,526,159
     Converted to Common Stock .    (2,958,000)        (2,958)    (5,994,271)       1,023,054         255         5,996,974
     Surrendered and canceled ..                                                       (7,308)         (1)          (98,999)
     Repurchased and canceled ..                                                       (2,455)         (1)          (12,889)
     Debt discount on Bridge ...                                                                                    66,750
     Net Loss ..................
                                     ---------     ----------     ----------        ---------      ------      ------------
Balance at June 30, 1996 .......          --             --             --          5,449,745       1,362        23,905,705
     Issuance of Class A
       common stock ............                                                       90,000          23
     Stock Compensation ........                                                                                   281,227
     Net Loss ..................
                                     ---------     ----------     ----------        ---------      ------      ------------
Balance at June 30, 1997 .......          --       $     --       $     --          5,539,749      $1,385      $ 24,186,932
                                     =========     ==========     ==========        =========      ======      ============




                                                                            Total
                                       Unearned                         Stockholders'
                                        Stock         Accumulated          Equity
                                     Compensation       Deficit         (Deficiency)
                                     ------------     -----------       ------------

Balance at July 1, 1995 ........     $    --        $(12,626,117)     $ (2,200,951)
     Issuance of Class A
       common stock ............                                        13,527,041
     Converted to Common Stock .                                              --
     Surrendered and canceled ..                                           (99,000)
     Repurchased and canceled ..                                           (12,890)
     Debt discount on Bridge ...                                            66,750
     Net Loss ..................                      (4,552,951)       (4,552,951)
                                     ---------      ------------      ------------

Balance at June 30, 1996 .......          --         (17,179,068)        6,727,999
     Issuance of Class A
       common stock ............                                                23
     Stock Compensation ........      (116,369)                            164,858
     Net Loss ..................                     (12,855,169)      (12,855,169)
                                     ---------      ------------      ------------
Balance at June 30, 1997 .......     $(116,369)     $(30,034,237)     $ (5,962,289)
                                     =========      ============      ============




                                                   See accompanying notes.


                                                             F-5

                           Conversion Technologies International, Inc.
                                         and Subsidiaries

                              Consolidated Statements of Cash Flows


                                                                         Year ended June 30,
                                                                 -------------------------------
                                                                      1997               1996
                                                                 -------------     -------------

OPERATING ACTIVITIES
Net loss ...................................................     $(12,855,169)     $ (4,552,951)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation expense ..................................        1,036,416           886,863
     Amortization of deferred financing and patent costs ...           54,514            54,302
     Write-down of fixed assets ............................        5,711,567              --
     Write-off of inventories ..............................           96,752              --
     Stock compensation expense ............................          164,858              --
     Settlement with former officer ........................                            (99,000)
     Debt discount on Bridge Notes .........................                             66,750
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable .........          196,989           (59,643)
        Increase in inventories ............................         (280,076)         (110,012)
        Decrease (increase) in other current assets ........           17,459           (72,952)
        Decrease (increase) in other noncurrent assets .....           35,204            (7,038)
        Decrease in deferred revenue .......................          (65,963)         (386,323)
        Increase (decrease) in accounts payable, reserve
              for disposal and other accrued expenses ......           723,173          (811,824)
                                                                 ------------      ------------
Net cash used in operating activities ......................       (5,164,276)       (5,091,828)

INVESTING ACTIVITIES
Sale (purchase) of marketable securities ...................        2,009,632        (2,009,632)
Capital expenditures .......................................       (1,051,159)       (4,396,016)
                                                                 ------------      ------------
Net cash provided by (used in) investing activities ........          958,473        (6,405,648)

FINANCING ACTIVITIES
Increase in deferred finance and registration costs ........           (3,500)          (40,427)
Issuance of notes payable ..................................             --           2,675,000
Payment of notes payable ...................................             --          (3,061,500)
Issuance of long-term debt .................................            8,282         3,056,476
Decrease (increase) in restricted assets ...................          472,005          (347,408)
Principal payments on long-term debt .......................         (412,681)         (399,445)
Principal payments under capital lease obligations .........          (72,698)          (93,750)
Issuance of common stock ...................................               23        13,514,151
                                                                 ------------      ------------
Net cash (used in) provided by financing activities ........           (8,569)       15,303,097
                                                                 ------------      ------------

(Decrease) increase in cash and cash equivalents ...........       (4,214,372)        3,805,621
Cash and cash equivalents at beginning of period ...........        4,539,464           733,843
                                                                 ------------      ------------
Cash and cash equivalents at end of period .................     $    325,092      $  4,539,464
                                                                 ============      ============


                                     See accompanying notes.

                      Conversion Technologies International, Inc.
                                    and Subsidiaries


                   Consolidated Statements of Cash Flows (continued)


                                                              Year ended June 30,
                                                          ----------------------------
                                                             1997             1996
                                                         ------------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net of amount capitalized .............   $ 1,320,882      $ 1,009,746
                                                         ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Surrender and cancellation of common stock ...........          --            (99,000)
Issuance of warrants in connection with bridge notes..          --             66,750



                                See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


1.  Organization
    ------------

Conversion Technologies International, Inc. (the "Company") is engaged in the business of manufacturing, recycling and processing various substrates and advanced materials. These substrates and materials include (i) industrial abrasives which can be used for surface cleaning and surface preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment in loose grain blasting operations; (ii) decorative particles that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring; and (iii) performance aggregates which can be used as structural and textural enhancers, fillers and additives and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring and glass and ceramic materials. The Company is also engaged in the business of recycling cathode ray tube ("CRT") glass produced in the manufacture of televisions for resale to such manufacturers and others. Although substantially all of the Company's revenues to date have been derived from its CRT recycling operations, the Company intends to focus its efforts on its substrates and advanced materials products. The Company's revenue streams are a combination of waste conversion fees and manufactured product sales.

On November 9, 1995, the Board of Directors approved an approximate 0.1218-for-one reverse split of its common stock. The accompanying consolidated financial statements have been retroactively restated to reflect this reverse stock split.

On May 16, 1996 the Company completed its initial public offering ("IPO"). The funds generated by this offering became available at the closing on May 21, 1996, and included the proceeds from 3,067,000 shares of common stock sold at $4.40 per share, 3,067,000 Class A Warrants sold at $0.05 each and 3,067,000 Class B Warrants sold at $0.05 each. On June 7, 1996 the Company closed on the underwriter's over-allotment option for sales of 460,050 of each of the foregoing securities at identical pricing. (See Note 7).

In November 1996, the Company entered into an Agreement and Plan of Reorganization with Octagon, Inc. ("Octagon") pursuant to which a wholly-owned subsidiary of the Company would be merged with and into Octagon (the "Merger"), whereby, Octagon would become a wholly-owned subsidiary of the Company. On June 30, 1997, the Company and Octagon mutually terminated the Merger. Pursuant to the terms of a Termination Agreement, the Company agreed to forgive remaining bridge loans, including interest, in the approximate amount of $630,000 it made to Octagon in fiscal 1997 in payment for certain services provided by Octagon to the Company prior to the termination of the Merger and Octagon agreed to provide certain services to the Company. This amount is included in Selling, General and Administrative expenses in the Consolidated Statement of Operations.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


1.  Organization (continued)
    ------------------------

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. In view of the foregoing, there is a substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

In late fiscal 1997 and early fiscal 1998 the Company engaged new management. The Company's new management team has initiated a plan to reverse the history of limited revenues and continued losses through a series of deliberate actions based upon the following five elements. Long term debt has been renegotiated to reduce interest expense (see Note 9). Raw material costs are being cut through the use of third party tollers and the application of lower cost alternative substrates. Revenues from colored substrates are anticipated to increase as the Company's decorative particle production facility in St. Augustine, Florida becomes fully operational. Investments in product development have been
curtailed  and   investments   in  sales  and   marketing   will  be  increased.
Manufacturing and operating overheads have been reduced. Although management believes the foregoing course of action would allow the Company to continue as a going concern for the next year, there are no assurances that management will be successful in implementing the plans and eliminating the substantial doubt as to its ability to continue as a going concern.


2.  Summary of Significant Accounting Policies
    ------------------------------------------

Basis of Presentation
---------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Conversion Technologies International, Inc. and its wholly-owned subsidiaries, Dunkirk International Glass and Ceramics Corporation and Advanced Particle Technologies, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


2.  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

Revenue Recognition
-------------------

The Company derives most of its revenue from a combination of fees charged to accept waste materials and from the sale of its products. Revenue recognition of the fees charged to accept the waste material is deferred until the material is placed through the conversion process.

For the year ended June 30, 1997, 61.2% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $621,830 and $252,686 which represents 43.5% and 17.7% of total revenue, respectively. For the year ended June 30, 1996, 87.6% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $1,395,568, $677,648 and $273,709 which represents 52.1%, 25.3% and 10.2% of total revenue, respectively. The Company's customer who generated the 17.7% and 25.3% of the total revenue for fiscal 1997 and 1996, respectively, ceased shipping CRT glass and purchasing recycled CRT glass from the Company in March 1997.


Reserve for Disposal
--------------------

Dunkirk began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the potential disposal costs for the waste materials accepted, in the event that the conversion processes being developed were not successful. From July 1, 1995 to June 30, 1996, the Company reduced the reserve by approximately $623,000, and from July 1, 1996 to June 30, 1997 the Company further reduced the reserve by approximately $24,000. The decreases in the reserve, which substantially resulted from changes in the volume of inventory, have been credited against operations. The Company intends to adjust the reserve when the conversion processes prove commercially successful.


Inventories
-----------

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                June 30,
                       ------------------------
                         1997            1996
                         ----            ----

Raw materials .......  $ 61,949        $ 79,237
Work-in-process......   111,961         135,536
Finished goods.......   347,150         122,963
                       --------        --------
                       $521,060        $337,736
                       ========        ========

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


2.  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

Property, Plant and Equipment
-----------------------------

Property, plant and equipment is stated at cost. The Company capitalized interest costs of $439,932 in the year ended June 30, 1996 with respect to the construction of certain long-term assets. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets. Amortization on assets under capital leases is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases.

During fiscal 1997, the Company experienced reduced levels of revenue and increased costs. Also in fiscal 1997 the Company shut down its melter and certain related equipment which it does not intend to use in the foreseeable future and as such, the Company adjusted the asset values to their estimated fair value. As a result, the Company has taken a charge in the fourth quarter pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the amount of $5,711,567.


Cash Equivalents
----------------

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.


Marketable Securities
---------------------

The Company considers all marketable securities to be available for sale. These securities were carried at cost which approximated fair value at June 30, 1996.


Deferred Financing Costs
------------------------

Deferred costs include costs related to obtaining debt financing, and are being amortized under the interest method of accounting. (See Note 9).


Income Taxes
------------

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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


2.  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

Process Development Costs
-------------------------

Process development costs represent research and development associated with the Company's CRT glass processing and ALUMAGLASS(TM) product lines (technologies) in fiscal 1996. No such costs were incurred in fiscal 1997.


Investment Tax Credit
---------------------

The Company received a gross cash refund of $566,547 related to a New York State investment tax credit in June 1997. However, the Company has recorded a $235,000 reserve against this amount as the Company may be required to refund such amount pursuant to a recapture provision. The net amount of $331,547 is included in "Other Income."


Extraordinary Item
------------------

The consolidated statement of operations for the fiscal year ended June 30, 1996 includes an extraordinary charge of $442,000, representing the costs of obtaining bridge financing in the form of Bridge Notes totaling $2,225,000 which were repaid out of the proceeds of the Company's IPO (see Note 4).


Net Loss Per Common Share
-------------------------

The net loss per common share is based on the net loss for the year, divided by the weighted average number of common shares outstanding during the year (excluding the common shares that were deposited into escrow in connection with the Company's initial public offering-see Note 7). Common Stock equivalents such as stock options and warrants are not included as their effect is anti-dilutive. However, immediately prior to the closing of the Company's initial public offering, the Company's Series A Preferred Stock was converted into 1,023,054 shares of common stock (see Note 7). The weighted average number of these converted shares, at June 30, 1997 and 1996 were 1,023,054, and they have been included in the related net loss per common share calculation. Therefore, the weighted average number of common shares outstanding at June 30, 1997 and 1996 were 4,773,311 and 1,559,908, respectively.


Employee Stock Option Plan
--------------------------

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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


2.  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

Pending Accounting Pronouncements
---------------------------------

SFAS No. 128 "Earnings Per Share," SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about segments of an Enterprise and Related Information" are not effective for the Company until December 31, 1997, June 30, 1999 and June 30, 1999, respectively. Management believes these standards will not have a material impact on the Company.


3.  Debt
    ----

Long-term debt consists of the following obligations as of June 30, 1997 and 1996:

                                                                        June 30,
                                                               ------------------------
                                                                   1997         1996
                                                               -----------   ----------

Dunkirk--Chautauqua     Region    Industrial   Development
  Corporation (CRIDA) mortgage note  (collateralized by a
  mortgage on real  property  having a carrying  value of
  approximately  $1,510,100  at June 30, 1997) payable in
  monthly  installments of $4,285 including interest at a
  variable rate (6% at June 30, 1997) through  October 1,
  2004.                                                        $   304,432   $   336,529

Dunkirk--Term loans with a  bank  payable  in 84  monthly
  installments   of  $40,944   including   principal  and
  interest  at the prime  rate  (8.50% at June 30,  1997)
  through December 27, 2001.  Collateral for this loan is
  a first purchase money lien on the Company's  machinery
  and  equipment,  and  repayment  is  guaranteed  by the
  former  Dunkirk  president  and the New York  State Job
  Development Authority (JDA). (See Note 9).                      1,887,871    2,192,379

Dunkirk--Subordinated mortgage note (collateralized  by a
  mortgage on real  property  having a carrying  value of
  approximately  $1,510,100  at June 30, 1997) payable in
  monthly  installments of $4,956  including  interest at
  10%  through   January  21,   2004.                               288,516      317,517

Dunkirk--Chautauqua   County   Industrial   Development
  Agency  (CCIDA)  subordinated  note  payable in monthly
  payments  of $1,485  including  interest  at 7% through
  June 1, 1999.  The note  contains  various  restrictive
  covenants,   is  guaranteed   by  the  former   Dunkirk
  president  and  is  collateralized  by  a  subordinated
  security  interest in certain  machinery  and equipment
  having a carrying value of approximately $5,163,200.              33,170       49,295



                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


3.  Debt (continued)
    ----------------

                                                                        June 30,
                                                               ------------------------
                                                                   1997         1996
                                                               -----------   ----------

Dunkirk--Southern Tier Enterprise Development Organization
  (STEDO)  subordinated  note  payable in monthly payments
  of $1,169  including  interest  at 8%  through   July 1,
  2002. The note contains various  restrictive  covenants,
  is  guaranteed by the former  Dunkirk  president and  is
  collateralized  by a subordinated  security  interest in
  certain   equipment   having   a   carrying   value   of
  approximately $5,163,200.                                         48,727       59,974

Dunkirk--New  York Job Development  Authority  (Al  Tech)
  subordinated note payable in monthly payments of $1,887
  including interest at 5% through September 1, 1999. The
  note  contains  various   restrictive   covenants,   is
  guaranteed  by  the  former  Dunkirk  president  and is
  collateralized  by a subordinated  security interest in
  certain   equipment   having   a   carrying   value  of
  approximately $5,163,200.                                         48,096       67,799

Dunkirk--Chautauqua County Industrial Development  Agency
  solid  waste   disposal   facility   bonds  payable  in
  quarterly  payments of interest only through  September
  1, 1998 at a rate of 11.5% subject to  adjustment  upon
  the achievement of stated debt service  coverage ratio.
  Beginning   December  1,  1998  and  annually   through
  December 1, 2010 principal payments which increase from
  $325,000  to  $1,025,000   are  payable  with  interest
  continuing  to be paid  quarterly.  The  bond  security
  agreement contains various restrictive covenants and is
  collateralized  by a security interest in the equipment
  acquired with the proceeds (see Notes 5 and 9).                8,000,000    8,000,000



                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


3.  Debt (continued)
    ----------------

                                                                        June 30,
                                                               ------------------------
                                                                   1997         1996
                                                               -----------   ----------

Dunkirk--Subordinated unsecured debt from various electronic
   companies;    OI-NEG  TV  Products,  Inc.   (Techneglas),
   Thomson    Consumer   Electronics,   Sanyo  Manufacturing
   Corp.,  Toshiba  Display Devices and  Hitachi  Electronic
   Devices  (USA),   begin   with   quarterly   payments  of
   interest  only at  prime   plus  2%  (10.50%  at June 30,
   1997) through a  range of dates  ending  January 1, 1999.
   Beginning  between  March 31, 1998  and April 1, 1999 and
   going   through  a  range  of   dates   with  the   final
   subordinate debt issue ending  January  1, 2004 quarterly
   installments  of principal  plus  interest  at prime plus
   2% are   payable.  The  first   five  quarterly  interest
   payments  for  a portion of  the debt has been  converted
   by  the  Company   into   subordinated   notes   ($43,789
   converted  at  June  30,  1997)   payable   in  quarterly
   payments of interest  only at 8%  for  nineteen  quarters
   and  the  principal  amount  plus  interest   being   due
   between April 1, 1999 through April 1, 2000.                    703,789      695,507
                                                               -----------  -----------
Total Debt                                                      11,314,601   11,719,000

Less current maturities                                            530,258      437,285
                                                               -----------  -----------
                                                               $10,784,343  $11,281,715
                                                               ===========  ===========

The Company has agreed to indemnify and hold harmless the former Dunkirk president with respect to guarantees made by him for obligations of Dunkirk. In addition, the Company has agreed to use its reasonable efforts to cause the release of such guarantees.

Maturities  on  long-term  debt for the next five years are as follows (see Note
9):

                     June 30,
                       1998         $   530,258
                       1999           1,044,448
                       2000           1,107,982
                       2001             990,836
                       2002             865,939
                     Thereafter       6,775,138
                                    ------------
                                    $ 11,314,601
                                    ============

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


3.  Debt (continued)
    ----------------

The carrying amounts and fair values of long-term borrowings consisted of the following at June 30, 1997:

                                       Carrying Amount     Fair Value
                                       ---------------    ----------

5% subordinated note ..............    $    48,096       $    45,206
6% mortgage note ..................        304,432           262,189
7% subordinated note ..............         33,170            32,023
8% subordinated note ..............         48,727            46,420
8.50% secured bank loan ...........      1,887,871         1,887,871
10% subordinated mortgage note ....        288,516           284,256
Variable rate debt ................        703,789           703,789
11.5% solid waste disposal bonds ..      8,000,000         8,000,000
                                       -----------       -----------
     Total Long-Term Borrowings ...    $11,314,601       $11,261,754
                                       ===========       ===========

The fair values of fixed long-term borrowings were calculated as the present value of future cash flows discounted at the Company's estimated current borrowing rate of the respective issues ranging from prime plus 2% to prime plus 3% (See Note 9).


4.  Notes Payable
    -------------

During the period commencing September 1995 and ending November 1995, the Company issued $700,000 of 6% convertible promissory notes, in anticipation of additional equity financing, of which $50,000 was paid during fiscal 1996 (see below).

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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


4.  Notes Payable (continued)
    -------------------------

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


5.  Restricted Assets
    -----------------

Dunkirk has $158 and $72,859 of project funds available at June 30, 1997 and June 30, 1996, respectively, for the acquisition of qualified machinery and equipment from the unexpended balance on the sale of the solid waste disposal facility bonds. In addition, a debt service reserve fund equivalent to 10% of the bonds plus interest is required to be deposited in escrow ($419,963 at June 30, 1997 and $840,442 at June 30, 1996), and may be released under certain conditions (see Note 9).

Dunkirk also has a debt service reserve fund of $449,190 at June 30, 1997 and $428,015 at June 30, 1996, including interest, deposited in escrow as required by the JDA for payment of the final installments due on the related debt (see
Note 9).


6.  Commitments and Contingencies
    -----------------------------

The Company is a party to litigation commenced by the Company in the Supreme Court of New York, County of Chautauqua, against a general contractor hired to construct the improved abrasives finishing area, which was a part of the Company's capital expansion program. The contractor commenced work in April 1995, but was asked to stop work in November 1995 following significant cost overruns, problems and delays in construction and disputes with the Company over the scope of the work to be performed by the contractor. The Company has served the contractor with its complaint, alleging, among other things, breach of contract, fraud and defamation, and seeks damages in excess of $1,000,000. The contractor has served an answer with affirmative defenses and counterclaims against the Company for

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


6. Commitments and Contingencies (continued)
   -----------------------------------------

breach of contract. The aggregate amount of the claims by the contractor against the Company is $483,000 plus interest.

The Company does not believe that there will be a material adverse outcome in the foregoing dispute.

The Company has entered into capital leases for machinery and equipment that may be purchased on expiration of the leases on various dates through 2000. The net asset value of property under capitalized leases, included in property, plant and equipment, is as follows:

                                                 June 30,
                                         ------------------------
                                           1997            1996
                                           ----            ----

Machinery and equipment ............     $353,686        $354,352
Less accumulated amortization.......      289,382         217,375
                                         --------        --------
                                         $ 64,304        $136,977
                                         ========        ========

Lease amortization of $72,637 and $101,531 for the years ended June 30, 1997 and 1996, respectively, is included in cost of goods sold.

Future minimum lease payments together with the present value of the net minimum lease payments for capitalized leases as of June 30, 1997 is as follows:

                                                   Capitalized     Operating
                                                     Leases          Leases
                                                   -----------     ---------
June 30,
    1998.........................................   $41,486         $75,780
    1999.........................................    27,179          75,780
    2000.........................................    22,854          50,520
    2001.........................................      --              --
    2002.........................................      --              --
                                                    --------       --------
    Total net minimum lease payments.............    91,519        $202,080
                                                                   ========
    Less amount representing interest............    16,610
                                                    -------
    Present value of net minimum lease payments..   $74,909
                                                    =======

Total rent expense of the Company for the periods ended June 30, 1997 and 1996 was $73,674 and $99,530, respectively.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


7.  Capital Stock
    -------------

On May 16, 1996, the Company completed an initial public offering of the Company's common stock, Class A warrants and Class B warrants. Concurrent with the closing of the IPO, the Company's Preferred Stock ($.001 par value, authorized 15,000,000 shares) was converted into 1,023,054 shares of common stock as a result of the restatement of the Company's Certificate of
Incorporation which adjusted the Preferred Stock conversion ratio due to anti-dilution provisions. In addition, preferred stock warrants became exercisable for common stock (adjusted for a 0.1218-for-one reverse common stock split-see Note 1) and the number of common shares into which certain common stock warrants and all preferred stock warrants are convertible increased by a factor of approximately 2.84 upon the effective date of the IPO due to the fact that those warrants had protection against the dilutive effect of the valuation placed on the Company upon the IPO. Also, upon the effective date of the IPO, the Company adjusted the exercise price of all the options and warrants outstanding prior to the IPO to $4.40 with some warrants having an exercise price equal to $4.40 plus a premium in certain circumstances. All amounts disclosed related to options and warrants have been restated to reflect the adjusted exercise prices.

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

The Company has issued the following common stock purchase warrants, all of which expire between the fifth and seventh anniversary of the date of grant:

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


7.  Capital Stock (continued)
    -------------------------

                                                             Number of         Exercise
                                                              Shares            Price
                                                             ---------         --------

Outstanding at July 1, 1995 ...........................        316,771       4.77-5.28
   Granted July 21, 1995 through December 15, 1995 ....      1,114,933       4.00-4.40
   Canceled ...........................................     (1,112,500)           4.00
                                                            ----------
Outstanding at June 30, 1996 ..........................        319,204       4.40-5.28
   Granted July 1, 1996 through June 30, 1997 .........           --              --
   Canceled July 1, 1996 through June 30, 1997 ........           --              --
                                                            ----------
Outstanding at June 30, 1997 ..........................        319,204       4.40-5.28
                                                            ==========

In conjunction with its initial public offering, the Company has issued the following Class A and Class B warrants, all of which expire on the fifth anniversary of the date issued:

                                                  Class A                    Class B
                                           ----------------------     ----------------------
                                           Number of     Exercise     Number of     Exercise
                                            Shares        Price        Shares         Price
                                           ---------     --------     ---------     --------

Outstanding at July 1, 1995 ............       --            --          --             --
  Issued May 16, 1996 and June 7, 1996..   4,639,550     $ 5.85       3,527,050     $ 7.80
                                           ---------                  ---------
Outstanding at June 30, 1997 and 1996...   4,639,550                  3,527,050
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

On April 21, 1996, the Company granted, effective as of the effective date of the IPO, non-qualified options to purchase 50,000 shares of its common stock at an exercise price of $4.40 per share to an executive officer and director. These options are not part of the Employee Plan and Non-Employee Plan, and were canceled in June of 1997 with the resignation of the executive officer and director.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


7.  Capital Stock (continued)
    -------------------------

The following table summarizes the activity in options under the Employee and Non-Employee Plans, plus options granted on a non-qualified basis:

                                                Weighted
                                                Average
                                    Number      Exercise
                                  of Shares      Price
                                  ---------     --------

EMPLOYEE PLAN OPTIONS
Outstanding at July 1, 1995...     38,083         4.40
   Granted ...................     38,424         4.40
   Canceled and expired ......     (6,884)        4.40
                                  -------
Outstanding at June 30, 1996..     69,623         4.40
   Granted ...................    148,000         4.40
   Canceled ..................    (48,543)        4.40
                                  -------
Outstanding at June 30, 1997..    169,080         4.40
                                  =======

NON-EMPLOYEE PLAN OPTIONS
Outstanding at July 1, 1995         6,266         4.40
   Granted ...................      1,217         4.40
                                  -------
Outstanding at June 30, 1996        7,483         4.40
   Granted ...................     50,847         3.16
                                  -------
Outstanding at June 30, 1997..     58,330         3.32
                                  =======

                                    Options Outstanding                    Options Exercisable
                                      at June 30, 1997                       At June 30, 1997
                               -----------------------------------    ----------------------------
                                                  Weighted Average
                 Number of     Weighted Average   Contractual Life    Number of   Weighted Average
Range             Shares       Exercise Price         (Years)           Shares      Exercise Price
                 ---------     ----------------   ----------------    ---------   ----------------

$3.125             50,000           $3.13             10.00
$4.40-$5.00       177,410            4.40              6.39             75,557        $4.40
                  -------                                               ------
TOTAL             227,410           $4.12              7.18             75,557        $4.40
                  =======                                               ======

Of the total options outstanding under the plans, 75,557 and 24,081 were exercisable at June 30, 1997 and 1996, respectively.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


7.  Capital Stock (continued)
    -------------------------

At June 30, 1997, the Company has reserved 510,400 shares of Common Stock for the exercise of options.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee and non-employee director stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model for 1997 and the Minimum Value Method for 1996 prior to becoming a public company in May 1996, with the following assumptions for 1997 and 1996, respectively: weighted-average risk-free interest rate of 6.0% for both years; volatility factors of the expected market price of the Company's common stock of .778 for fiscal 1997 and a weighted average expected life of the options of 7.36 for fiscal 1997 and 6.08 for fiscal 1996.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and non-employee director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and non-employee director options.

For purposes of pro forma disclosures, the estimated fair value of the options granted in 1997 and 1996 is amortized to expense over the options' vesting period. The weighted-average grant date fair value of options granted during fiscal years 1997 and 1996 were $2.79 and $1.30, respectively. The Company's pro forma information follows:

                                             1997               1996
                                             ----               ----

Pro Forma net loss.....................  $(13,127,518)      $(4,576,091)
Pro Forma loss per common share........  $(2.75)            $(2.93)

The pro forma disclosures presented above for fiscal year 1996 reflect compensation expense only for options granted in fiscal 1996 and for fiscal 1997 only for options granted in fiscal years 1996 and 1997. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


7.  Capital Stock (continued)
    -------------------------

Effective as of August 26, 1996 ("Effective Date"), the Company approved and adopted the 1996 Long-Term Employee Incentive Plan (the "Plan"). Under the Plan, payment of awards may be in cash or the common stock of the Company or a combination of both, at the option of the Company. The maximum number of shares of the Company's common stock available for awards under the Plan is 800,000, subject to adjustments as provided in the Plan. The Plan will terminate without further action of the board of directors on the tenth anniversary of the Effective Date. In October 1996, the Company issued a total of 90,000 shares (at par value and, accordingly, compensation expense is being recognized) to two former officers of the Company under the Plan which shares vest January 1, 1998. Effective in July 1997, the Company issued a total of 600,000 options to two officers of the Company which vest 20% at date of grant and 20% for each of the next four years.


8.  Income Taxes
    ------------

There was no income tax expense/benefit for the Company for the years ended June 30, 1997 and 1996.

Following is a reconciliation of income tax expense (credit) to the amount based on the U.S. statutory rate of 34% for the years ended June 30, 1997 and 1996:


                                                     For the year ended June 30,
                                                     ---------------------------
                                                        1997              1996
                                                     -----------      -----------

Income tax benefit based on U.S. statutory rate...   $(4,370,758)     $(1,548,003)
Current year addition to the (federal) valuation
  allowance ......................................     4,370,758        1,548,003
                                                     -----------      -----------
                                                     $      --        $     --
                                                     ===========      ===========


The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       June 30,
                                             ---------------------------
                                                 1997            1996
                                             -----------     -----------
Deferred tax assets:
  Deferred revenue .....................     $   196,778     $   223,163
  Reserve for disposal .................         285,240         294,800
  Start-up costs .......................          57,334          86,000
  Fixed assets .........................       1,422,000
  Tax loss carryforward ................       8,228,700       4,584,808
                                             -----------     -----------
Total deferred tax assets ..............      10,190,052       5,188,771

Valuation allowances (federal & state)..      10,190,052       5,188,771
                                             -----------     -----------
Net deferred tax assets ................     $      --       $      --
                                             ===========     ===========

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


8.  Income Taxes (continued)
    ------------------------

The above net deferred tax assets have been reserved because it is not more likely than not that they would be recognized.

At June 30, 1997, the Company has approximately $20.6 million of net operating loss carryforwards, which expire between 2006 and 2012. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carryforwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and anticipated shifts in ownership (See
Note 9), the Company's ability to utilize its net operating loss carryforwards could be severly limited.


9.  Subsequent Events
    -----------------

In September 1997 the beneficial holders of Dunkirk's $8,000,000 Chautauqua County Industrial Development Agency Solid Waste Disposal Facility Bonds (the "IDA Bonds") retired the IDA Bonds in exchange for receipt of a cash payment of $1,620,000 and the remaining balance of a related debt service reserve fund which has been reduced for interest payments made to the beneficial holders during fiscal 1997 through September 1, 1997. The cash payment was made utilizing proceeds from the private placement discussed below. This retirement will result in a net pretax gain to the Company of approximately $6,190,000 which will be recorded in the first quarter of fiscal 1998. The Company will also write-off approximately $330,000 of deferred financing costs relating to such debt. If Dunkirk is deemed to be solvent immediately prior to the time of such repayment, the Company will recognize taxable income for the debt forgiveness in its tax year ending June 30, 1998. The amount of such income may be offset by net operating loss carryforwards ("NOLs"), subject to the possible limitations discussed in Note 8. Even if sufficient NOLs were available to offset such taxable income after the limitations described below, the Company may still be subject to alternative minimum tax. To the extent that Dunkirk is deemed to be insolvent immediately prior to such repayment by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize taxable income from such repayment; however, certain of Dunkirk's tax attributes (such as NOLs) would be subject to reduction and would not be available to offset future income from operations, if any. For this purpose, the amount of insolvency is defined to be the excess of Dunkirk's liabilities over the fair value of its assets. An independent appraisal of the fair value of Dunkirk's assets has not been completed at this time to determine Dunkirk's solvency.

The New York State Job Development Authority (JDA) issued its guaranties (the "Guaranties)") in favor of Key Bank of New York ("Key Bank") with respect to two promissory notes (the "term loans") issued by Dunkirk and payable to the order of Key Bank. The JDA has agreed to exercise its option under the

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


9.  Subsequent Events (continued)
    -----------------------------

Guaranties to make the payments required under the term loans directly to Key Bank, provided that Key Bank applies the amount currently held in the Company's related debt service reserve fund to reduce the principal amount of the term loans. Upon the assignment of the term loans and related loan documents to the JDA, the JDA has also agreed to defer monthly payments of principal and interest due from Dunkirk under each term loan through January 1998 until the maturity date of such loans. Interest will continue to accrue on the principal amount and interest so deferred will be payable at maturity.

In July and August 1997, the Company borrowed an aggregate of $500,000 (the "1997 Bridge Loan") for general working capital purposes. In connection with the 1997 Bridge Loan, the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price equal to $1 5/16. The 1997 Bridge Loan was repaid in full plus accrued interest at 12% per annum on September 8, 1997 from proceeds from the private placement discussed below.

The Company has entered into a placement agency agreement for a private placement of the Company's preferred stock. The private placement consists of a minimum of 300,000 and a maximum of 500,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an option for the Placement Agent to sell up to an additional 300,000 shares to cover over-allotments, if any, (the Preferred Stock is to be sold in units of 10,000) with a par value of $.001 per share and a stated value of $10 per share. Each share of Preferred Stock is initially convertible into eight shares of common stock at a conversion price of $1.25 per share, subject to adjustment based on the lesser of $1.25 and the prevailing average market price of the common stock immediately preceding any subsequent closing, if any. Commencing 12 months from the final closing of the private placement, the holders of the Preferred Stock are entitled to receive dividends payable in cash or, at the option of the Company, in additional shares of Preferred Stock at the rate of 10% per annum. The Placement Agent is entitled to receive a cash commission of 9% and a non-accountable expense allowance of 4% of the total proceeds. The Placement Agent is also entitled to receive warrants to purchase shares of the Company's Preferred Stock equal to 10% of the total shares issued at an exercise price equal to 110% of the offering price of such shares. Through September 18, 1997, 414,500 shares of Preferred Stock had been sold, with net proceeds (after deducting the placement agent commissions and expenses - see above) to the Company of $3,606,150.

In August 1997, The Company's Board of Directors authorized an increase of the authorized number of the Company's common shares of up to a maximum of 60 million. This is subject to ratification of the Company's stockholders.

                                  EXHIBIT INDEX


   Exhibit
   Number                           Description of Exhibit
   -------                          ----------------------

    2.1* Agreement and Plan of Reorganization dated August 16, 1994, among the Company, CTI Acquisition Corporation, Dunkirk International Glass and Ceramics Corporation ("Dunkirk") and certain shareholders of Dunkirk listed on the signature pages thereto

    3.1*       Amended and Restated Certificate of Incorporation of the Company

    3.2        Certificate  of  Designation  of Series A  Convertible  Preferred
               Stock

    3.3*       By-laws of the Company

    4.1* Form of Warrant Agreement, including Form of Class A and Class B Warrant Certificates

    4.2*       Form of Underwriter's Unit Purchase Option

    4.3* Term Note No. 2 dated as of January 27, 1995, between Key Bank of New York and Dunkirk

    4.4* Security Agreement dated as of January 27, 1995, between Key Bank of New York and Dunkirk

    4.5* Debt Service Reserve Agreement dated as of January 27, 1995, between Key Bank of New York and Dunkirk

   10.1* Conversion Technologies International, Inc. 1994 Employee Stock Option Plan, As Amended

   10.2* Conversion Technologies International, Inc. 1994 Stock Option Plan for Non-Employee Directors, As Amended

   10.3        Conversion  Technologies   International,   Inc.  1996  Long-Term
               Employee Incentive Plan, As Amended

   10.4 Consulting Agreement dated March 1, 1995 between the Company and Eckardt C. Beck, As Amended

   10.5 Employment Agreement dated as of August 1, 1997 between the Company and William L. Amt

   10.6 Employment Agreement dated as of July 2, 1997 between the Company and Jack D. Hays, Jr.

   10.7 Employment Agreement dated as of July 2, 1997 between the Company and Richard H. Hughes

   10.8 Consulting Agreement dated as of June 4, 1997, between the Company and Harvey Goldman

   10.9*       Form of Indemnification Agreement

   10.10 Termination of Lease Agreement dated as of September 4, 1997 between County of Chautauqua Industrial Development Agency and Dunkirk

   Exhibit
   Number                           Description of Exhibit
   -------                          ----------------------

   10.11 Bill of Sale dated as of September 4, 1997 between County Chautauqua Industrial Development Agency and Dunkirk

   10.12 Termination of Security Agreement dated as of September 4, 1997 between County of Chautauqua Industrial Development Agency and Dunkirk

   10.13 Release of Company Guaranty dated as of September 4, 1997 between United States Trust Company of New York and Dunkirk

   10.14 Release of Corporate Guaranty dated as of September 4, 1997 between United States Trust Company of New York and the Company

   10.15 Lease Agreement dated July 15, 1997 between Koger Equity, Inc. and the Company

   10.16 Termination Agreement dated as of June 30, 1997 between the Company, CTI Acqsub-II, Inc., and Octagon, Inc.

   10.17* Sludge and Mixed Cullet Purchase Agreement dated January 1994, between Toshiba Display Devices, Inc. and Dunkirk

   10.18* Clean Cullet Sale Agreement dated as of August 27, 1993, between OI-Neg TV Products, Inc. and Dunkirk

   10.19 Technology Purchase Agreement dated as of June 30, 1997 between Advanced Particle Technologies, Inc. and Vangkoe Industries, Inc.

   10.20 Distributor Agreement dated as of June 30, 1997 between Advanced Particle Technologies, Inc. and Vangkoe Industries, Inc.

   10.21* Consulting Agreement dated as of May 5, 1995, among the Company, Technology Funding Partners III, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

   10.22* Registration Rights Agreement dated as of May 5, 1995, among the Company, Technology Funding Partners III, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

   10.23* Registration Rights Agreement dated as of April 21, 1994, among the Company, Palmetto Partners, Ltd., Harvey Goldman and Donald
               R. Kendall, Jr.

   10.24* Registration Rights Agreement dated as of August 19, 1994, among the Company and certain former Dunkirk stockholders

   10.25* Warrant for the Purchase of Shares of Series A Convertible Preferred Stock issued to Paramount Capital, Inc. by the Company

   10.26* Series A Preferred Stock Purchase Agreement dated as of May 5, 1995, among the Company, Technology Funding Partners III, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

   Exhibit
   Number                           Description of Exhibit
   -------                          ----------------------

   10.27 Form of Placement Agency Agreement between the Company and Placement Agent

   10.28 Form of Subscription Agreement between the Company and various subscribers of Series A Preferred Stock

   10.29       Form of Placement Agent Warrant

   10.30 Form of Financial Advisory Services Agreement between the Company and Placement Agent

   10.31 Form of Warrant issued in connection with Senior Secured Line of Credit Agreement

   10.32 Letter from Empire State Development Corporation ("ESDC") to Dunkirk dated July 22, 1997 confirming its guarantee of the Key Bank Note

   10.33 Letter from Key Bank to ESDC dated July 30, 1997 confirming that it will not exercise any remedies under the Key Bank Note and will execute documents to assign the Key Bank Note to ESDC

   11.0        Statement of Computation of Net Loss Per Share

   21          Subsidiaries of the Company

   27          Financial Data Schedule for the year ended June 30, 1997


* Incorporated by reference to the exhibits to the Company's Registration Statement on form SB-2, Registration No. 333-00756.

All other Exhibits filed herewith.