Form 10KSB/A
period 1997-06-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1997-12-29
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                 FORM 10- KSB/A2


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

                        Yes   X      No
                            -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                               -------

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


This Form 10- KSB/A2 contains  forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's efforts to increase sales of its abrasives, manufacture and sell, on a commercial scale, its decorative particles and the possibility of outsourcing ALUMAGLASS production. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the risk that the Company's marketing efforts with respect to its abrasives, decorative particles and other products will not result in increased sales and that the Company will continue to experience substantial losses from operations, (ii) the risk that the Company will require additional financing prior to achieving positive cash flow from operations and that it may not be able to obtain such financing on terms acceptable to the Company or at all, (iii) the risk that the redemption of the IDA Bonds or removal of non-productive assets from service will result in taxable income to the Company or otherwise create tax or tax-related obligations of the Company the result of which could reduce the Company's net operating loss carry-forwards and/or, depending on the amount of such taxable income, if any, result in the Company being required to satisfy such obligations out of its available cash, at a time when such obligations could exceed the Company's available cash, (iv) the risk that the Company will experience interruptions in its manufacturing operations which will delay shipments or result in lost business, (v) risks associated with retaining and attracting key personnel, (vi) the risk that the Company will lose key CRT customers prior to obtaining increased sales of its abrasives and other products, (vii) risks associated with being able to obtain requisite supplies of raw materials for its products, (viii) risks associated with its ability to protect its intellectual property and proprietary rights, (ix) risks associated with the failure to comply with applicable environmental laws and regulations and (x) the risk that the Company will not be able to continue to satisfy the minimum maintenance requirements for continued listing which were recently adopted by the Nasdaq SmallCap Market .


Certain Recent Events
---------------------

Termination of Merger With Octagon
----------------------------------

In November 1996, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Octagon, Inc. ("Octagon") pursuant to which a wholly-owned subsidiary of the Company would be merged with and into Octagon (the "Merger"), whereby Octagon would become a wholly-owned subsidiary of the Company. In July 1997, the Company and Octagon announced that they had mutually terminated the Merger Agreement. Pursuant to the terms of the Termination Agreement, Octagon agreed to provide certain support services to the Company on an interim basis and the Company agreed to forgive bridge loans in the approximate amount of $630,000 it made to Octagon in payment for certain services provided by Octagon to the Company prior to the termination of the Merger. The Company also hired certain employees of Octagon who had been hired by Octagon in anticipation of the Merger, including Jack D. Hays, Jr., the Company's Executive Vice President Operations and Marketing, and Richard H. Hughes, Vice President - Sales and Marketing. William L. Amt, Octagon's former President and Chief Executive Officer also joined the Company on August 1, 1997.

New Management
--------------

The Company has obtained new management. On August 1, 1997, William L. Amt, previously the President and Chief Executive Officer of Octagon, joined the Company as President and Chief Executive Officer. In July 1997, Jack D. Hays, Jr., and Richard H. Hughes, who had previously joined Octagon in anticipation of the closing of the Merger, became Executive Vice President Operations and Marketing and Vice President - Sales and Marketing, respectively, of the Company. With the exception of Robert Dejaiffe, who remains the Company's Vice President - Technology, the former executive officers of the Company, including Harvey Goldman, the Company's former Vice-Chairman, President and Chief Executive Officer, ceased to be employees of the Company in June 1997. Eckardt
C. Beck, who remains as the Company's Chairman of the Board, served as acting President and Chief Executive Officer of the Company from June 1997 until August 1, 1997.

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

Recycled CRT Glass
------------------


The Company is also engaged in recycling CRT glass used in televisions. The Company's current CRT glass recycling customers include electronics manufacturers such as Techneglas, Inc. ("Techneglas"), Toshiba Display Devices, Inc. ("Toshiba") and Hitachi Electronic Devices, U.S.A., Inc. Thomson Consumer Electronics, Inc. ("Thomson"), which had been a significant CRT customer of the Company, ceased shipping CRT glass to, and purchasing recycled CRT glass from, the Company in March 1997.


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


The Company sells its recycled glass to Techneglas pursuant to a Clean Cullet Sale Agreement (the "Cullet Agreement") and an open purchase order arrangement. The Cullet Agreement had an initial term of three years expiring August 1998 and automatically renews for additional one year terms unless either party gives the other written notice of termination at least 120 days prior to the end of any term. The Cullet Agreement includes provisions relating to specifications, delivery and acceptance of processed CRT glass. The Cullet Agreement also requires the Company to sell, and Techneglas to purchase, various amounts of the CRT glass processed by the Company. The Cullet Agreement also contains pricing and other customary terms. Techneglas has been purchasing substantially all of the CRT glass processed by the Company since the loss of Thomsen as a customer.


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

Item 2.  Properties
-------------------

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

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                     Part II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

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

      Quarter Ended                High                   Low
--------------------------  --------------------  --------------------

   June 30, 1996                   $7.25                 $5.00
   September 30, 1996              $5.00                 $3.375
   December 31, 1996               $3.375                $2.25
   March 31, 1997                  $2.625                $1.375
   June 30, 1997                   $3.00                 $1.00


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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------

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


A charge against operations of approximately $5,712,000 was recorded in the fourth quarter of fiscal 1997 to write down fixed assets to their estimated fair market value for processes which have been shut down and no longer appear to be viable for the forseeable future. Most of these processes relate to the manufacture of ALUMAGLASS. There had been no comparable expense in fiscal 1996.

The shut-down of the melter used to manufacture ALUMAGLASS and its related processing equipment is expected to improve the operating results and liquidity of the Company by reducing its operating expenses. The expenses estimated to be associated with the melter operations were approximately $1,100,000 for the year ended June 30, 1997. The revenues included for that year were approximately
$248,000 for the sale of products produced by the melter. The Company has located a source of material that is comparable to that produced by the melter which can be obtained at a significantly lower cost which is expected to improve future operating results and liquidity.


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


The Company's short-term and long-term liquidity will depend on its ability to achieve cash-flow break even on its operations and to increase sales of its products. The Company currently is not profitable and therefore relies on cash from its financing activities to fund its operations. As discussed above under the heading "Overview", the Company has taken a number of steps to preserve cash, reduce costs and increase its revenues, but there can be no assurance that the Company will ever achieve profitability. In addition, the Company has not yet achieved sufficient sales to replace all the revenue lost from the termination of the Company's relationship with Thomson in March 1997, and will not achieve the levels of revenue it experienced during the period when Thomson was a customer until such time as additional revenue is obtained. The Company is not aware of any other matters which are likely to have a material impact on the Company's short-term or long-term liquidity.

The Company sells its recycled glass to Techneglas pursuant to a Clean Cullet Sale Agreement (the "Cullet Agreement") and an open purchase order arrangement. The Cullet Agreement had an initial term of three years expiring August 1998 and automatically renews for additional one year terms unless either party gives the other written notice of termination at least 120 days prior to the end of any term. The Cullet Agreement includes provisions relating to specifications, delivery and acceptance of processed CRT glass. The Cullet Agreement also requires the Company to sell, and Techneglas to purchase, various amounts of the CRT glass processed by the Company. The Cullet Agreement also contains pricing and other customary terms. Techneglas has been purchasing substantially all of the CRT glass processed by the Company since the loss of Thomsen as a customer.

The Company has no material commitments for capital expenditures.


The Company has federal net operating loss carryforwards that amounted to approximately $20.6 million at June 30, 1997, which expire between 2006 and 2012. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carryforwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and anticipated shifts in ownership (the Preferred Stock offering), the Company's ability to utilize its net operating loss carryforwards could be severely limited.

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

Item 7.  Financial Statements
-----------------------------

See Financial Statements annexed.

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure
----------------------------------------------------------

None.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------------

William L. Amt, 56, joined the Company in August 1997 as President and Chief Executive Officer and was appointed to the Board in September 1997. Prior to joining the Company, Mr. Amt was the President and Chief Executive Officer of Octagon, Inc., a publicly-held company providing radiological control and operations and maintenance services to utilities and governmental agencies. From 1991 until joining Octagon in November 1993, Mr. Amt was both the Vice President International and the Vice President of the Chemicals Business Unit for Ford Bacon & Davis, Incorporated, a multinational engineering and consulting firm serving the chemical and hydrocarbon industry. From 1988 to 1991, Mr. Amt was Director of Marketing and Business Development Manager for Simons Eastern Consultants, Inc., a major international design and engineering firm. Mr. Amt is a registered professional engineer and holds a B.S. Degree from Purdue University.

Eckardt C. Beck, 54, has been a director of the Company since February 1995, Chairman of the Board since February 1997, and served as Acting President and Chief Executive Officer from June to August 1997. Mr. Beck served as the Chairman and Chief Executive Officer of Air & Water Technologies Corporation from October 1987 through June 1994 and as a director from June 1990 through November 1994. Mr. Beck has served as Chairman and Chief Executive Officer of other environmental technologies companies prior to 1987. Mr. Beck also served as the Assistant Administrator of the United States Environmental Protection Agency in charge of the national water and waste programs and as the Regional Administrator of EPA Region 2. Except with respect to Mr. Beck's involvement with the Company as set forth above, from December 1994 through the present, Mr. Beck has not had any employment or material consulting relationships with any entity.

Douglas M. Costle, 58, was appointed to the Company's Board of Directors in October 1997. Mr. Costle has been a director of Niagara Mohawk Power Corporation, a publicly held utility company, from January 1991 through present. Mr. Costle is currently a director of several privately held technology companies and is an Independent Trustee of John Hancock Mutual

Funds. Retired since 1992, Mr. Costle served as Dean of Vermont Law School from 1987 to 1992 and is a former Administrator of the U.S. Environmental Protection Agency.

Stephen D. Fish, 51, was appointed to the Company's Board of Directors in October 1997. Mr. Fish has been President of Fish Enterprises, a privately held real estate development and management company, from 1970 through present. Mr. Fish also serves on the Advisory Board of Fleet Bank of Connecticut.

Peter H. Gardner, 31, has been a director of the Company since October 1995. Mr. Gardner is a Vice President at Technology Funding Inc., the Managing General Partner of two investment funds which are stockholders of and consultants to the Company. See "Security Ownership of Certain Beneficial Owners, Directors and Management" and "Certain Relationships and Related Transactions." Mr. Gardner joined Technology Funding Inc. in July 1994. Mr. Gardner held the position of Project Leader and Project Scientist at Roy F. Weston, Inc., an environmental engineering firm, from June 1990 through August 1993. In 1993 to 1994, Mr. Gardner pursued a graduate degree in business administration.

Scott A. Katzmann, 41, has been a director of the Company since October 1994. Mr. Katzmann is a Managing Director and the Head of Capital Markets at Paramount Capital Inc. Prior to joining Paramount Capital, Inc. in March 1993, Mr. Katzmann spent over 10 years with The First Boston Corporation, where he specialized in early stage venture capital financings, leveraged acquisition financings, investment partnerships, oil and gas transactions, expansion capital financings and project financings. Prior to that, he was an Investment Officer in the Investment Department of Aetna Life & Casualty, where he specialized in private placements.

Alexander P. Haig, 45, has been a director of the Company since May 1996. Since February 1996, Mr. Haig has been President and Chief Operating Officer of Sky Station International Inc., a privately-held telecommunications company. Mr.
Haig has served since 1988 as a principal and legal counsel to Worldwide Associates, Inc., a privately-held business adviser to both U.S. and foreign countries for marketing and sales activities. Prior to 1988, Mr. Haig was an attorney in private practice.

Irwin M. Rosenthal, 68, was appointed as a director of the Company in May 1996. Mr. Rosenthal is an attorney and since 1960 has specialized in securities law. He is currently a senior partner at Rubin Baum Levin Constant & Friedman. From January 1990 to November 1991, Mr. Rosenthal was a senior partner at Baer, Marks and Upham and prior thereto he was an attorney at various other law firms. Mr. Rosenthal serves as Secretary and as a director of Magar Inc., a private investment firm, of which he is a principal stockholder. He is also a director of Magna-Lab, Inc., a publicly-traded medical technology company, Symbollon Corporation, a publicly-traded chemical and medical technology company, Life Medical Sciences, Inc., a publicly-traded medical technology company, and Echocath, Inc., a publicly-traded medical technology company, and is a general partner of Alliance which is a partnership which invests in companies and may take on a management role in such companies.

Jack D. Hays, Jr., joined the Company in July 1997 as Executive Vice President-Operations and Marketing and Secretary. Prior to joining the Company, Mr. Hays was vice president of IBMS, Inc., a market chemical process consulting company from, September 1993 through June 1997. Mr. Hays was also a National Account Executive at Brown & Root, Inc., an engineering, construction and environmental consulting firm, from July 1993 through June 1996. Prior to his employment at Brown & Root, Inc., Mr. Hays served as a consultant to Brown & Root, Inc. from March 1993 to June 1993. Mr. Hays was Executive Vice President at Ford, Baron & Davis, Incorporated, an engineering and construction consulting firm from February 1992 through March 1993. Prior to joining Ford, Bacon & Davis, Incorporated, Mr. Hays was with PPG Industries, Inc., where he had over 30 years of experience in various operating and management positions. Mr. Hays received a B.S. and M.S. in Chemical Engineering from Louisiana State University and a M.B.A. from the University of Pittsburgh.

Richard H. Hughes joined the Company in July 1997 as Vice President-Sales and Marketing. Prior to joining the Company, Mr. Hughes was Vice-President of IBMS, Inc. from September 1993 to June 1997, where he consulted on various market research projects for companies in the chemical processing industry. Mr. Hughes was Vice-President Sales and Marketing for ISE America, Inc., a chemical manufacturing company and a division of Mitsubishi Industries, from December 1990 to December 1995. Mr. Hughes received his B.S. in Chemistry and Mathematics from the University of Charleston.

Robert Dejaiffe is the Company's Vice President - Technology and has been Vice President and Technical Director of the Company's wholly-owned subsidiary, Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), since joining Dunkirk in July 1992. His career started as an engineer with Corning Incorporated where he was responsible for the design and construction of several specialty glass furnaces. Mr. Dejaiffe then became Manager of Research and Development for the 48 Insulation Division of Foster Wheeler Corporation, where he developed a new electric furnace design and worked with high temperature industrial insulations using reduced glass. From 1981 to 1989, he was at Potters Industries as Manager of Advanced Technology and Manager of Process Development Engineering, and from October 1989 until joining the Company, he managed a research and testing facility at Penn State University. He holds several patents on glass composites, furnace accessories and refractory treatments. Mr. Dejaiffe received his B.S. in Ceramics Engineering from Penn State University and M.B.A. from Syracuse University.


Section 16(a)  Beneficial Ownership Reporting Compliance
--------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who are beneficial owners of ten percent or more of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission. Such officers, directors and beneficial owners are required by applicable regulations to provide to the Company copies of all forms they file under Section 16(a).

Based solely upon a review of the copies of forms furnished to the Company, and written representations from certain reporting persons, the Company believes that during the fiscal year ended June 30, 1997, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with except that Donald R. Kendall, Jr., a former director of the Company, filed a Form 5 on August 25, 1997 which was required to be filed on August 14, 1997.


Item 10. Executive Compensation
-------------------------------

The following table sets forth a summary of the  compensation  earned by Eckardt
C. Beck, the Company's Chairman who served as Acting Chief Executive Officer from June 1997 to August 1997, Harvey Goldman, the Company's former Vice-Chairman, President and Chief Executive Officer, and Perry A. Pappas, the Company's former Vice President and General Counsel (collectively, the "Named
Executive Officers") for services rendered in all capacities to the Company during the Company's fiscal years ended June 30, 1995, 1996 and 1997. No other executive officer of the Company received salary and bonus compensation in excess of $100,000 during the fiscal year ended June 30, 1997 (sometimes referred to herein as "Fiscal Year 1997"). William L. Amt, the Company's current President and Chief Executive Officer and Jack D. Hays, Jr., the Company's current Executive Vice President - Operations and Marketing and Secretary are not included below because their employment began after Fiscal Year 1997.

                           Summary Compensation Table

                                                                  Annual
                                                                Compensation              Long-Term Compensation
                                                                ------------              ----------------------

                                                                                      Restricted        Securities
                                                                                        Stock           Underlying
Name and Principal Position                                     Year    Salary($)      Awards($)       Options/SARs(#)
--------------------------------------------------------------  ----    ----------    ----------      ----------------

Eckardt C. Beck ..............................................   1997   $ 48,000(1)                      10,121(2)
Chairman and Acting President and Chief Executive Officer from   1996   $ 12,000                          1,217
June 1997 to August 1997 .....................................   1995

Harvey Goldman ...............................................   1997   $168,750(3)   $260,000(4)        40,000(5)
Former Vice - Chairman, President and Chief Executive Officer    1996   $180,000                         50,000(6)
                                                                 1995   $180,000

Perry A. Pappas ..............................................   1997   $119,790      $ 32,500(7)        15,000(8)
Former Vice President, General Counsel and Secretary             1996   $104,167                         21,923
                                                                 1995

-----------

(1) Mr. Beck became Chairman in February 1997 and served as Acting President and Chief Executive Officer from June 1997 to August 1997. Compensation represents consulting fees pursuant to his Consulting Agreement with the Company. See "Certain Relationships and Related Transactions." Mr. Beck currently receives $8,000 per month under the Consulting Agreement.

(2) Granted in July and October 1996 pursuant to the Company's Non-Employee Director Stock Option Plan. All options vest one year from grant date.



(3) Mr. Goldman ceased being an officer of the Company in June 1997. He is currently a Consultant to the Company and receives $10,000 per month under such Consulting Agreement through June 1998. See "Certain Relationships and Related Transactions."

(4) Granted in October 1996 pursuant to the Company's Long-Term Employee Incentive Plan. The shares vest in January 1998 and had a market value of $130,000 on June 30, 1997. The shares are entitled to receive dividends if and when declared by the Company. Mr. Goldman does not hold any other restricted stock in the Company.

(5) Incentive Stock Options granted in October 1996 pursuant to the Company's Employee Stock Option Plan. The options have terminated.

(6) Non-qualified stock options granted in April 1996. The options have terminated.

(7) Granted in October 1996 pursuant to the Company's Long-Term Employee Incentive Plan. The shares vest in January 1998 and had a market value of $16,250 on June 30, 1997. The shares are entitled to receive dividends if and when declared by the Company. Mr. Pappas does not hold any other restricted stock in the Company.

(8) Incentive Stock Options granted in October 1996 pursuant to the Company's Employee Stock Option Plan. The options have an exercise price of $4.40 per share and are fully vested.

Option Grants in Fiscal Year 1997
---------------------------------

The following table sets forth the number of individual stock option grants made to each Named Executive Officer during Fiscal Year 1997.

                            Number of    Percent of Total
                            Securities    Options/SARS
                            Underlying     Granted to       Exercise or
                           Options/SARs   Employees in      Base Price
          Name              Granted(#)    Fiscal Year(1)    ($/sh)       Expiration Date
-------------------------  ------------  ----------------   -----------  ---------------

Eckardt C. Beck..........      121(2)          *            $4.40            7/1/06
                            10,000(3)         5.1%          $5.00           10/15/06
Harvey Goldman...........   40,000(4)        20.5%          $4.40
Perry A. Pappas..........   15,000(5)         7.7%          $4.40            7/23/03

-----------

*    Less than one percent.

(1) The Company granted options to purchase an aggregate of 155,347 shares of Common Stock during Fiscal Year 1997.

(2) Granted on July 1, 1996 pursuant to the Company's Stock Option Plan for Non-Employee Directors. These options vested on July 1, 1997.



(3) Granted on October 15, 1996 pursuant to the Company's Stock Option Plan for Non-Employee Directors. These options vested on October 15, 1997.

(4) Non-qualified Options granted outside of the Company's Employee Stock Option Plan. Mr. Goldman's options have terminated.

(5) Incentive Stock Options granted pursuant to the Company's Employee Stock Option Plan. All options were vested in July 1997.


Aggregated Options/SAR Exercises in Last Fiscal Year and Year End Option Values
-------------------------------------------------------------------------------

The following table sets forth the aggregate value of unexercised options to acquire shares of the Company's Common Stock by the Named Executive Officers exercised during Fiscal Year 1997. None of the Named Executive Officers exercised options during Fiscal Year 1997.

                                                      Number of
                                                      Unexercised           Value of Unexercised In-the
                                                     Options at FY-            Money Options at FY-
                                                       End(#)                       End($)(1)
                                                 -------------------       ----------------------------

                                                     Exercisable/                 Exercisable/
                    Name                            Unexercisable                Unexercisable
-----------------------------------------        -------------------       ----------------------------

Eckardt C. Beck..........................            1,338/10,000                  $0/$0
Harvey Goldman...........................                0/0                       $0/$0
Perry A. Pappas..........................            7,308/29,615                  $0/$0


(1) Calculated based on the difference between the exercise price and the price of a share of the Company's Common Stock on June 30, 1997. As of June 30, 1997, the exercise prices of each of the options held by the Named Executive Officers exceeded the price of a share of the Company's Common Stock.

Compensation of Directors
-------------------------

In Fiscal Year 1997, Directors who were full-time employees of the Company received no cash compensation for services rendered as members of the Board of Directors (the "Board") or committees thereof. Directors who were not full-time employees of the Company received reimbursement of out-of-pocket expenses for attendance at Board meetings. The Company maintains a Stock Option Plan for Non-Employee Directors, pursuant to which options to purchase an aggregate of 50,847 shares of Common Stock were issued during Fiscal Year 1997. Such options vest one year from the date of grant and contain exercise prices of between $3.125 and $5.00 per share. Non-Employee directors received no other compensation for their services as directors for Fiscal Year 1997.

The Company entered into a Consulting Agreement with Eckardt C. Beck in March 1995, which was amended in February 1997 and August 1997. Pursuant to the Consulting Agreement, Mr. Beck has agreed to, among other things, assist the Company in strategic planning, business development, investor relations, fund raising and such other activities as shall be reasonably requested by the Board and within Mr. Beck's areas of expertise. Mr. Beck will receive a monthly consulting fee of $8,000 pursuant to the Consulting Agreement until its expiration in August 2000.

Employment Contracts and Employment Termination Arrangements
------------------------------------------------------------

William L. Amt is employed with the Company under a one-year employment agreement, which provides for automatic one-year renewal options unless contrary written notice is given by either party. Under the terms of the employment agreement, which includes confidentiality and non-competition provisions, Mr. Amt receives an annual salary of $160,000, subject to increase at the discretion of the Board. Mr. Amt will not receive an annual bonus or an incentive bonus, except as may be provided by the Board. Both the Company and Mr. Amt may terminate the employment agreement at any time by providing written notice to the other party. If the termination is initiated by the Company without cause, Mr. Amt is entitled to receive severance in the amount of one years' salary. Mr. Amt has also been granted incentive stock options to purchase 300,000 shares of Common Stock at an exercise price of $1.375 per share. Twenty percent (20%) of such options were vested immediately and twenty percent (20%) of such options will vest on the first, second, third and fourth anniversary of the date of issuance.

Jack D. Hays, Jr. is employed with the Company under a one-year employment agreement, which provides for automatic one-year renewal options unless contrary written notice is given by either party. Under the terms of the employment agreement, which includes confidentiality and non-competition provisions, Mr. Hays receives an annual salary of $125,000, subject to increase at the discretion of the Board. Mr. Hays will not receive an annual bonus or an incentive bonus, except as may be provided by the Board. Both the Company and Mr. Hays may terminate the employment agreement at any time by providing written notice to the other party. If the termination is initiated by the Company without cause, Mr. Hays is entitled to receive severance in the amount of one years' salary. Mr. Hays has also been granted incentive stock options to purchase 100,000 shares of Common Stock at an exercise price of $1 5/8 per share. Twenty percent (20%) of such options were vested upon issuance and twenty percent (20%) of such options vest on the first, second, third and fourth anniversary of the date of issuance.

Richard H. Hughes is employed with the Company under a one-year employment agreement, which provides for automatic one-year renewal options unless contrary written notice is given by either party. Under the terms of the employment agreement, which includes confidentiality and non-competition provisions, Mr. Hughes receives an annual salary of $90,000, subject to increase at the discretion of the Board. Mr. Hughes will not receive an annual bonus or an incentive bonus, except as may be provided by the Board. Both the Company and Mr. Hughes may terminate the employment agreement at any time by providing written notice to the other party. If the termination is initiated by the Company without cause, Mr. Hughes is entitled to receive severance in the amount of one years' salary. Mr. Hays has also been granted incentive stock options to purchase 75,000 shares of Common Stock at an exercise price of $1 5/8 per share. Twenty percent (20%) of such options were vested upon issuance and twenty percent (20%) of such options vest on the first, second, third and fourth anniversary of the date of issuance.

In June 1997, the Company entered into a Consulting Agreement with Harvey Goldman, former Vice-Chairman, President and Chief Executive Officer of the Company, which terminates his prior employment agreement with the Company and contains mutual releases for any claims under such prior agreement. Mr. Goldman is entitled to receive a monthly consulting fee of $10,000 pursuant to the Consulting Agreement through June 1998. In the event that the Company fails to pay the consideration due under the Consulting Agreement, Mr. Goldman retains all rights that he had under his prior agreement with respect to termination.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock and Series A Convertible Preferred Stock (the "Convertible Preferred Stock") as of September 30, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock or Convertible Preferred Stock of the Company, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined herein), and (iv) all directors and executive officers of the Company as a group. Holders of the Convertible Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Convertible Preferred Stock are convertible, and are entitled to vote together with the holders of the Common Stock. Accordingly, the information in the table below reflects ownership by the above individuals of each of the Company's Common Stock assuming the conversion of all outstanding shares of the Convertible Preferred Stock and the Convertible Preferred Stock separately. At September 30, 1997 each share of Convertible Preferred Stock was convertible into eight shares of Common Stock.

                                                                     Percentage
                                        Number of                       of
                                          Shares                     Convertible
                                       Beneficially  Percentage of   Preferred
Name of Beneficial Owner (1)              Owned(2)   Voting Power(3) Stock(4)
----------------------------           ------------  --------------- -----------



Eckardt C. Beck (5).................      165,171           1.9           2.4
William L. Amt (6)..................       60,000             *            --
Peter H. Gardner (7)................      746,421           8.2           7.6
Alexander P. Haig (8)...............        9,992             *            --
Scott A. Katzmann (9)...............       50,950             *            --
Douglas M. Costle ..................           --             *            --
Stephen D. Fish.....................      160,000           1.8           4.8
Irwin M. Rosenthal (10).............        5,121             *            --
Jack D. Hays, Jr. (11)..............       20,000             *            --
Richard H. Hughes (12)..............       15,000             *            --

Technology Funding Venture Partners
  V, An Aggressive Growth Fund, L.P. (13) 746,421           8.2           7.6

All officers and directors as a

  group (10 persons) (14)...........    1,243,720          13.4          14.8
Harvey Goldman (15).................      185,964           2.1            --
  c/o Vestcom International, Inc.
  1100 Valley Brook Avenue
  Lyndhurst, New Jersey 07071

Perry A. Pappas (16)................       66,923             *            --

  c/o Buchanan Ingersoll
  500 College Road East
  Princeton, New Jersey 08540
The Aries Fund,                           680,279           7.6          15.9
  a Cayman Islands Trust (17)......
  787 7th Avenue
  48th Floor
  New York, New York 10019
Aries Domestic Fund, L.P. (18).....       446,034           4.9           8.2
  787 7th Avenue
  48th Floor
  New York, New York 10019
Porter Partners, L.P. (19)..........      320,000           3.6           9.7
  100 Shoreline, Suite 211B
  Mill Valley, CA 94941
P.A.W. Offshore Fund, Ltd. (20).....      400,000           4.5          12.1
  90 Mees Pierson
  904 East Bay Street
  P.O. Box 55-6233
  Nassau, Bahamas
J.F. Shea Co., Inc. (21)...........      240,000           2.7           7.2
  655 Brea Canyon Road
  Walnut, California 91789
Pequot Scot Fund, LP (22)...........      180,000           2.0           5.4
  354 Pequot Avenue
  Southport, CT 06490


-----------

*     Less than one percent.

(1) Unless otherwise indicated and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such stockholder. Unless otherwise indicated, the address of each stockholder is c/o Conversion Technologies International, Inc., 3452 Lake Lynda Drive, Suite 280, Orlando, Florida 32817.

(2) The number of shares beneficially owned by each person named in the table consists of the number of shares held by each individual of (i) the Company's Common Stock; (ii) the Company's Preferred Stock, as converted into Common Stock; and (iii) Common Stock subject to options or warrants that are presently exercisable or exercisable within 60 days of September 30, 1997.

(3) Applicable percentage of voting power is based on the 8,855,745 shares of Common Stock entitled to vote at the Meeting. That number is comprised of 5,539,745 outstanding shares of Common Stock and 3,316,000 shares of Common Stock issuable upon conversion of 414,500 outstanding shares of Convertible Preferred Stock. Shares of Common Stock subject to options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4) Applicable percentage of ownership is based on 3,316,000 shares of Common Stock issuable upon conversion of the 414,500 shares of Convertible Preferred Stock outstanding as of September 30, 1997.

(5) Includes currently exercisable options to purchase 61,338 shares of Common Stock. Also includes options to purchase 10,000 shares of Common Stock which are exercisable within 60 days. Excludes options to purchase 240,000 shares of Common Stock which are not exercisable within 60 days. The address of such stockholder is 6345 NW 26th Terrace, Boca Raton, Florida 33496.

(6) Includes currently exercisable options to purchase 60,000 shares of Common Stock. Excludes options to purchase 240,000 shares of Common Stock which are not exercisable within 60 days.


(7) Includes securities beneficially owned by Technology Funding Partners III, L.P. ("TFP III") and Technology Funding Partners V, An Aggressive Growth Fund, L.P. ("TFVP V") (as detailed in footnote 13 to this table). Mr. Gardner is an Investment Officer at Technology Funding, Inc. ("TFI") and the Managing General Partner of TFP III and TFVP V. Mr. Gardner disclaims beneficial ownership of all securities of the Company owned by TFP III and TFVP V. Includes currently exercisable options to purchase 11,338 shares of Common Stock and options to purchase 4,000 shares of Common Stock which are exercisable within 60 days. Excludes options to purchase 16,000 shares of Common Stock which are not exercisable within 60 days. The address of such stockholder is c/o Technology Funding Inc., 2000 Alameda de las Pulgas, San Mateo, California 94403.

(8) Includes currently exercisable options to purchase 121 shares of Common Stock. Also includes options to purchase 5,000 shares of Common Stock which are exercisable within 60 days.

(9) Includes currently exercisable options and warrants to purchase 24,771 shares of Common Stock and 12,179 Escrow Shares beneficially owned by Scott
     A. Katzmann. Also includes options to purchase 14,000 shares of Common Stock which are exercisable within 60 days. Excludes options to purchase 16,000 shares of Common Stock which are not exercisable within 60 days.

(10) Includes currently exercisable options to purchase 121 shares of Common Stock. Also includes options to purchase 5,000 shares of Common Stock which are exercisable within 60 days.

(11) Includes currently exercisable options to purchase 20,000 shares of Common Stock. Excludes options to purchase 80,000 shares of Common Stock which are not exercisable within 60 days.

(12) Includes currently exercisable options to purchase 15,000 shares of Common Stock. Excludes options to purchase 60,000 shares of Common Stock which are not exercisable within 60 days.


(13) Includes (A) securities held by TFVP V consisting of (i) 207,547 shares of Common Stock, (ii) 7,875 shares of Convertible Preferred Stock, (iii) warrants, exercisable within 60 days, to purchase 83,771 shares of Common Stock, and (B) securities held by TFP III consisting of (i) 69,180 shares of Common Stock , (ii) 23,625 shares of Convertible Preferred Stock and
     (iii) warrants, exercisable within 60 days, to purchase 118,585 shares of Common Stock . Includes currently exercisable options issued to Peter Gardner to purchase 11,338 shares of Common Stock and options to purchase 4,000 shares of Common Stock which are exercisable within 60 days. Excludes
     (i) options issued to Peter Gardner to purchase 16,000 shares of Common Stock , (ii) warrants to purchase 2,104 shares of Common Stock held by TFVP V and (iii) 680 shares of Common Stock held by TFP III, which, in each case, are not exercisable within 60 days.


(14) Calculation does not include securities held by Mr. Goldman or Mr. Pappas who are no longer directors or officers of the Company.

(15) Includes currently exercisable warrants to purchase 5,239 shares of Common Stock. Mr. Goldman is no longer an officer or director of the Company. (See "Certain Relationships and Related Transactions Consulting Agreements").

(16) Includes currently exercisable options to purchase 56,923 shares of Common Stock. Mr. Pappas is no longer an officer of the Company.

(17) Paramount Capital Asset Management, Inc. ("PCAM") is the Investment Manager to The Aries Fund, a Cayman Islands Trust (the "Aries Trust"). Lindsay A. Rosenwald, M.D. is President and sole shareholder of PCAM. PCAM and Dr. Rosenwald may be considered to beneficially own the securities owned by the Aries Trust by virtue of their authority to vote and/or dispose of the securities. PCAM and Dr. Rosenwald disclaim beneficial ownership of all securities of the Company held by the Aries Trust. Securities held by the Aries Trust consist of 40,789 Class A Warrants which entitle the holder to acquire one share of Common Stock and one Class B Warrant to acquire one share of Common Stock; warrants to purchase an additional 70,701 shares of Common Stock; and 66,000 shares of Convertible Preferred Stock convertible into 528,000 shares of Common Stock. In addition, Dr. Rosenwald beneficially owns warrants to purchase 44,719 shares of the Company's Common Stock.

(18) PCAM is the General Partner of the Aries Domestic Fund L.P. Dr. Rosenwald is the President and sole shareholder of PCAM. PCAM and Dr. Rosenwald may be considered to beneficially own the securities owned by the Aries Domestic Fund, L.P. by virtue of their authority to vote and/or dispose of the securities. PCAM and Dr. Rosenwald disclaim beneficial ownership of all securities of the Company held by the Aries Domestic Fund, L.P. Securities held by Aries Domestic Fund, L.P. consist of 67,982 Class A Warrants which entitle the holder to acquire one share of Common Stock and one Class B Warrant to acquire one share of Common Stock; warrants to purchase an additional 38,070 shares of Common Stock; and 34,000 shares of Convertible Preferred Stock convertible into 272,000 shares of Common Stock. In addition, Dr. Rosenwald beneficially owns warrants to purchase 44,719 shares of the Company's Common Stock.

(19) Jeffrey H. Porter, the Managing General Partner of Porter Partners, L.P. Mr. Porter may be considered a beneficial owner of the securities owned by Porter Partners, L.P. by virtue of his authority to vote and/or dispose of the securities held by Porter Partners, L.P. Mr. Porter disclaims beneficial ownership of all securities of the Company held by Porter Partners, L.P.

(20) Peter Wright is the Investment Manager for the P.A.W. Offshore Fund, Ltd. Mr. Wright may be considered the beneficial owner of the securities owned by the P.A.W. Offshore Fund, Ltd. by virtue of his authority to vote and/or dispose of the Company's securities held by P.A.W. Offshore Fund, Ltd. Mr. Wright disclaims beneficial ownership of all securities of the Company held by P.A.W. Offshore Fund, Ltd.

(21) Edmund H. Shea, Jr. is Vice President of J.F. Shea Co., Inc. Mr. Shea may be considered the beneficial owner of the securities owned by J.F. Shea Co., Inc. by virtue of his authority to vote and/or dispose of the Company's securities held by J.F. Shea Co., Inc. Mr. Shea disclaims beneficial ownership of all securities of the Company held by J.F. Shea Co., Inc.

(22) Amiel Peretz is Chief Financial Officer of Dawson-Samberg Capital Management, Inc., the investment advisor of Pequot Scot Fund LP. Mr. Peretz may be considered the beneficial owner of the securities owned by Pequot Scot Fund, LP. by virtue of his authority to vote and/or dispose of the Company's securities held by Pequot Scot Fund, LP. Mr. Peretz disclaims beneficial ownership of all securities of the Company held by Pequot Scot Fund, LP.


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Employment Agreements

The Company has entered into employment agreements with William L. Amt, who became President and Chief Executive Officer in August 1997, Jack D, Hays, Jr., who became Executive Vice President - Operations and Marketing and Secretary of the Company in July 1997, and Richard H. Hughes, who also became Vice President
- Sales and Marketing of the Company in July 1997. See "Executive Compensation - Employment Contracts and Employment Termination Arrangements."

Consulting Agreements
---------------------

In March 1995, the Company entered into a Consulting Agreement with Eckardt C. Beck. The Consulting Agreement was amended in February and August 1997. Pursuant to the Consulting Agreement, Mr. Beck has agreed to, among other things, assist the Company in strategic planning, business development, investor relations, fund raising and such other activities as shall be reasonably requested by the Board and within Mr. Beck's areas of expertise. Mr. Beck will receive a monthly consulting fee of $8,000 pursuant to the Consulting Agreement until its expiration in August 2000.

In May 1995, the Company entered into a consulting agreement with TFP III and TFP V (the "TFI Consulting Agreement"). Pursuant to the TFI Consulting Agreement, the consultants agreed to, among other things, introduce the Company to strategic partners and potential customers, provide strategic marketing advice, identify complementary technologies with strategic synergies, and identify and assist in procuring appropriate media channels for the Company's products. As compensation for their services, the consultants received warrants which were amended in May 1996 to become warrants to purchase 69,177 shares of the Company's common stock, at an exercise price of $5.28 per share. Peter H. Gardner, a director of the Company, is an Investment Officer at TFI, the Managing General Partner of TFP III and TFVP V, and serves as TFI's designee on the Board.

In  July  1995,  the  Company  entered  into a  Project  Development  Assistance
Agreement with TFI (the "TFI Assistance Agreement"). Pursuant to the TFI Assistance Agreement, certain designated principals of TFI will, among other things, assist the Company in project development efforts both in the United States and abroad by identifying potential strategic partners, assisting in obtaining regulatory approvals and providing regulatory guidance and otherwise facilitating project development activities. The Company will pay to TFI or its designees a success fee of $75,000 for completed projects and a fee of 7% on any funds invested in the Company by a strategic partner introduced by TFI (together with warrants to purchase that number of shares of Common Stock of the Company as is equal to 5% of the amount invested divided by the

Common Stock share purchase price, at an exercise price equal to 110% of such purchase price). The term of the TFI Assistance Agreement is one year, subject to renewal, cancelable by either party upon 30 days' prior written notice.

In June 1997, the Company entered into a Consulting Agreement with Harvey Goldman, former Vice-Chairman, President and Chief Executive Officer of the Company, which terminates his prior employment agreement with the Company and contains mutual releases for claims under such prior agreement. Pursuant to the Consulting Agreement, Mr. Goldman has agreed to, among other things, assist the Company in project development, strategic planning and such other activities as shall be reasonably requested by the Board of Directors and within Mr. Goldman's areas of expertise. Mr. Goldman is entitled to receive a monthly consulting fee of $10,000 per month for nine months terminating with the final payment due in June 1998.

Series A Convertible Preferred Stock
------------------------------------


On September 5, 1997, the Company closed on the second tranch of a private placement of the Company's Convertible Preferred Stock (the "Convertible Preferred Stock Private Placement"). Paramount Capital, Inc. acted as placement agent (the "Placement Agent" or "Paramount") for the Convertible Preferred Stock Private Placement and has received an aggregate placement fee to date of $373,050, which represents 9% of the aggregate gross proceeds, and an expense allowance of $165,800 which represents 4% of the aggregate gross proceeds. In addition, upon the closing of the Convertible Preferred Stock Private Placement, the Company will grant to the Placement Agent, and/or its designees, warrants to purchase Convertible Preferred Stock equal to 10% of the total number of shares of Convertible Preferred Stock sold in the Convertible Preferred Stock Private Placement at an exercise price equal to 110% of the offering price of the Convertible Preferred Stock. The warrant(s) to be issued upon the closing of the Convertible Preferred Stock Private Placement are exercisable for ten years commencing six months from the final closing of the Convertible Preferred Stock Private Placement. The warrants contain certain antidilution and registration rights provisions. Scott A. Katzmann, a director of the Company, is a Managing Director of the Placement Agent.

Prior Preferred Stock Placement
-------------------------------


Between August 1994 and May 1995, Paramount acted as placement agent in connection with the private placement of a prior series of Preferred Stock (the "Old Preferred Shares"). The Placement Agent received $632,250 in commissions and a non-accountable expense allowance of $281,000 in consideration of its services as placement agent. In addition, designees of the Placement Agent received, as additional compensation, warrants to purchase an aggregate of 281,000 Old Preferred Shares, at an exercise price of $2.75 per share, exercisable for a period of 10 years following the closing of the offering. Such warrants were amended and restated in May 1996 to be warrants to purchase 97,185 shares of Common Stock at an exercise price of $4.84 per share. In connection with this private placement, until November 1997, the Placement Agent will be entitled to receive a placement fee of 9%, plus a 4% expense allowance, on any investments received by the Company from investors or corporate partners (excluding project finance investors) that were introduced to the Company by Paramount.

Lindsay A. Rosenwald, M.D., is the President, Chairman and sole stockholder, and Peter Kash is a Managing Director, of Paramount. In connection with the private placement of Old Series A Shares, Dr. Rosenwald and Mr. Kash received warrants to purchase Old Series A Shares, which currently represent warrants to purchase 34,353 and 4,788 shares of Common Stock, respectively.


Bridge Loans
------------

In connection with a bridge financing in 1994 (the "1994 Financing"), designees of Paramount received warrants to purchase an aggregate of 7,307 shares of Common Stock with an initial per share exercise price equal to $13.55. Such warrants were amended and restated in May 1996 to become exercisable for 20,750 shares of Common Stock at an exercise price of $4.77 per share. Such warrants include warrants to purchase 10,374 shares of Common Stock issued to Dr. Rosenwald and warrants to purchase 4,671 shares of Common Stock issued to Mr. Kash.


In September, October and November 1995, the Company borrowed an aggregate of $650,000 from stockholders of the Company or their affiliates for working capital. Of such amount, an aggregate of $250,000 was provided by TFP III and TFVP V, and an aggregate of $200,000 was provided by Aries Domestic Fund, L.P. and the Aries Trust (collectively, the "Aries Funds"), two funds for which Paramount Capital Asset Management, Inc. is the general partner and investment manager, respectively. Dr. Rosenwald is the President and sole stockholder of Paramount Capital Asset Management, Inc. The principal amount of such loans was exchanged in December 1995 for $650,000 principal amount of new notes and warrants to purchase 325,000 shares of Common Stock (which warrants were exchanged automatically on the closing of the Company's initial public offering ("IPO") for Redeemable Class A Warrants to purchase 325,000 shares of Common Stock). The notes received by such stockholders were repaid at the closing of the IPO.


In March 1996, the Company borrowed an aggregate of $200,000 pursuant to promissory notes bearing interest at the rate of 10% per annum. Of such amount, Dr. Rosenwald provided

$150,000, Scott A. Katzmann and Peter Kash each provided $18,750 and Harvey Goldman provided $12,500. Such notes were repaid at the closing of the IPO.

In May 1996, the Company borrowed $200,000 from Dr. Rosenwald pursuant to promissory notes bearing interest at the rate of 10% per annum, which were repaid at the closing of the IPO.


In July and August 1997, the Company borrowed an aggregate of $500,000 from the Aries Funds pursuant to a line of credit agreement (the "1997 Bridge Loan"). The 1997 Bridge Loan bears interest at the rate of 12% per annum and was repaid in August 1997. In connection with the 1997 Bridge Loan, the Company issued to the Aries Funds warrants to purchase an aggregate of 100,000 shares of Common Stock at a per share exercise price equal to $1 5/16. Such warrants expire July 21, 2002 and contain certain antidilution and registration rights provisions. In August 1997 the Aries Funds purchased 100,000 shares of Convertible Preferred Stock for $1,000,000 in the Convertible Preferred Stock Private Placement.


Issuances of Securities to Executive Officers and Directors
-----------------------------------------------------------


From the period from inception to December 1995, the Company granted options to purchase an aggregate of 48,891 shares of Common Stock to executive officers and directors of the Company with exercise prices ranging from $13.55 to $20.53 per share. Such options were repriced in May 1996 to $4.40 per share.


In April 1996, the Company issued non-qualified stock options outside of the Employee Stock Option Plan, all of which are Escrow Options (defined herein), to Mr. Goldman, to purchase 50,000 shares of Common Stock. Such options have an exercise price of $4.40 per share and vest ratably over three years on an annual basis. Mr. Goldman was also granted options to purchase 40,000 shares of Common Stock in October 1996 at an exercise price of $4.40. All of Mr. Goldman's options have terminated.

On July 1, 1996, each director received an option to purchase 121 shares of Common Stock pursuant to an automatic grant under the Company's Stock Option Plan for Non-Employee Directors. Such options have an exercise price of $5.00 per share and are fully vested.

On October 11, 1996, Mr. Goldman and Mr. Pappas purchased 80,000 and 10,000 shares, respectively, of Common Stock for a purchase price of $.00025 per share, pursuant to restricted stock grant awards under the 1996 Employee Incentive Plan. Such shares vest in January 1998.

On October 15, 1996, the Board of Directors granted options to its non-employee directors pursuant to the Stock Option Plan for Non-Employee Directors to purchase an aggregate of 50,000 shares of Common Stock. Such options have an exercise price of $3.125 per share and are fully vested.


On July 1, 1997, Messrs. Hays and Hughes were granted incentive stock options to purchase 100,000 and 75,000 shares of Common Stock, respectively. Messrs. Hays and Hughes' stock options have an exercise price of $1.625 per share. Twenty percent (20%) of such options vested upon issuance and twenty percent (20%) vest on the first, second, third and fourth anniversary of the date of issuance.


On July 22, 1997, Messrs. Beck and Pappas were granted non-qualified stock options to purchase 300,000 and 20,000 shares, respectively, of Common Stock at an exercise price of $1.375. Mr. Beck's options vest twenty percent (20%) at issuance and twenty percent (20%) on the first, second, third and fourth anniversary of the date of issuance. Mr. Pappas' options were vested upon issuance.

On August 1, 1997, Mr. Amt was granted a non-qualified stock option to purchase 300,000 shares of Common Stock at an exercise price of $1.375. Mr. Amt's options vest twenty percent (20%) at issuance and twenty percent (20%) on the first, second, third and fourth anniversary of the date of issuance.

On August 6, 1997, Messrs. Gardner and Katzmann were each granted stock options to purchase 20,000 shares of Common Stock at an exercise price of $1.875 under the Stock Option Plan for Non-Employee Directors. Twenty percent (20%) of such options vested upon issuance and twenty percent (20%) vest on the first, second, third and fourth anniversary of the date of issuance.


On August 29, 1997, Mr. Fish purchased 20,000 shares of Convertible Preferred Stock for $200,000, and on September 5, 1997, Mr. Beck purchased 10,000 shares of Convertible Preferred Stock for $100,000 in the Convertible Preferred Stock Private Placement.


Board Designee and Other TFI Covenants
--------------------------------------

The Company, TFP III and TFVP V entered into a Series A Preferred Stock Purchase Agreement in May 1995 with respect to the Old Preferred Shares. The agreement, as amended in December 1995, provides that the Company will (i) use its best efforts to nominate a designee of TFI to the Board of Directors and (ii) sell shares of stock and grant options to employees, officers, directors and consultants only pursuant to Board approved plans and agreements containing three-year vesting provisions (except in the case of sales of stock or grants of options to new employees where the Board determines otherwise for valid business reasons). Such covenants terminate upon the earlier of (a) May 1999 and (b) such time as TFP III and TFVP V cease to hold approximately 18,270 shares of Common Stock in the aggregate. At September 30, 1997, TFP III and TFVP V collectively hold 276,727 shares of Common Stock, 31,500 shares of Convertible Preferred and warrants to purchase an additional 69,171 shares of Common Stock.

Escrow Securities
-----------------

In connection with the IPO, 740,559 shares of Common Stock (the "Escrow Shares") and options to purchase an aggregate of 71,923 shares of Common Stock (the "Escrow Options"), of which options to purchase 50,000 shares of Common Stock have been canceled, were deposited into escrow by the holders thereof. The Escrow Shares include shares held by Harvey Goldman (100,725) and Scott A. Katzmann (12,179 shares). The Escrow Securities are not assignable or transferable. The holders thereof have the power to vote the Escrow Shares while such shares are held in escrow. Holders of any options in escrow may exercise their options prior to their release from escrow; however, the shares issuable upon any such exercise will continue to be held in escrow as Escrow Shares. The Escrow Securities will be released from escrow, on a pro rata basis, if, and only if, one or more of the following conditions is/are met: (a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges which would result from the release of the Escrow Securities (all as audited by the Company's independent public accountants) (the "Minimum Pretax Income") amounts to at least $4.7 million for the fiscal year ending June 30, 1998; (b) the Minimum Pretax Income amounts to at least $7.0 million for the fiscal year ending June 30, 1999; (c) the Minimum Pretax Income amounts to at least $9.3 million for the fiscal year ending June 30, 2000; (d) the Closing Price (as defined) of the Company Common Stock averages in excess of $11.25 per share for 60 consecutive business days during the 18-month period commencing on May 16, 1996; (e) the Closing Price of the Company Common Stock averages in excess of $15.00 per share for 60 consecutive business days during the 18-month period commencing 18 months from May 16, 1996; or (f) during the periods specified in (d) or (e) above, the Company is acquired by or merged into another entity in a transaction in which the value of the per share consideration received by the stockholders of the Company on the date of such transaction or at any time during the applicable period set forth in (d) or (e), respectively, equals or exceeds the applicable levels set forth in (d) or (e), respectively.


The Minimum Pretax Income amounts set forth above are those originally established at the time of the IPO. Such Minimum Pretax Income amounts have been increased as a result of the issuance of the Preferred Stock .


The Minimum Pretax Income amounts shall (i) be calculated exclusive of any extraordinary earnings or any charges to income resulting from release of the Escrow Securities and (ii) be increased proportionately, with certain limitations, in the event additional shares of the Common Stock or securities convertible into, exchangeable for or exercisable into the Common Stock are issued. The Closing Price amounts set forth above are subject to adjustment in the event of any stock splits, reverse stock splits or other similar events.

Any money, securities, rights or property distributed in respect of the Escrow Securities, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution or total or partial liquidation of the Company, shall be held in escrow until release of the Escrow Securities. If none of the applicable Minimum Pretax Income or Closing Price levels set forth above have been met by October 15, 2000, the Escrow Securities, as well as any dividends or other distributions made with respect thereto, will be canceled and contributed to the capital of the Company. The Company expects that the release of any Escrow Securities to officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a charge to reportable earnings, which would equal the fair market value of such shares on the date of release. Such charge could increase the loss or reduce or eliminate the Company's net income for financial reporting purposes for the period(s) during which such shares are, or become probable of being, released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity, it may have a negative effect on the market price of the Company's securities.

The Minimum Pretax Income and Closing Price levels set forth above were determined by negotiation between the Company and D.H. Blair Investment Banking Corp., the underwriter of the IPO, and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.


All future transactions with beneficial owners of the Company's securities and the Company's directors or executive officers will be on terms no less favorable than those available from unaffiliated parties.


Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

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


                                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.




Dated:   December 18, 1997           /s/ William L. Amt
                                     -------------------------------------------

                                     William L. Amt
                                     President and Chief Executive Officer



Dated:  December 18, 1997            /s/ John G. Murchie
                                     -------------------------------------------
                                     John G. Murchie
                                     Controller and Principal Financial Officer

                   Conversion Technologies International, Inc.
                                and Subsidiaries


                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors.......... ....................................F-2

Consolidated Balance Sheets of Conversion Technologies
   International, Inc. and Subsidiaries as of June 30,
   1997 and June 30, 1996....................................................F-3

Consolidated Statements of Operations of Conversion
   Technologies International, Inc. and Subsidiaries for
   the years ended June 30, 1997 and June 30, 1996...........................F-4

Consolidated Statements of Stockholders' Equity of
   Conversion Technologies International, Inc. and Subsidiaries
   for the years ended June 30, 1997 and June 30, 1996.......................F-5

Consolidated Statements of Cash Flows of Conversion Technologies
   International, Inc. and Subsidiaries for the years ended
   June 30, 1997 and June 30, 1996...........................................F-6

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


Metro Park, New Jersey                               ERNST & YOUNG LLP
September 18, 1997



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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. In view of the foregoing, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company derives most of its revenue from a combination of fees charged to accept waste materials and from the sale of its products. Revenue recognition of the fees charged to accept the waste material is deferred until the material is placed through the conversion process. Revenue is recognized for the sale of products upon shipment to customers.

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

During fiscal 1997, the Company experienced reduced levels of revenue and increased costs. Also in fiscal 1997, the Company shut down its melter and certain related equipment which it does not intend to use in the foreseeable future, and accordingly, the Company has adjusted these asset values to their estimated fair value which was determined to be zero as it is estimated that the cost to disassemble, transport and reassemble the melter and peripheral equipment would approximate any remaining fair value of those assets. As a result, the Company has taken a charge in the fourth quarter pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the amount of $5,711,567.

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
                                    ------------
                                    $ 11,314,601
                                    ============

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

3.  DEBT (CONTINUED)

The carrying amounts and fair values of long-term borrowings consisted of the following at June 30, 1997:

                                       Carrying Amount     Fair Value
                                       ---------------    ----------

5% subordinated note ..............    $    48,096       $    45,206
6% mortgage note ..................        304,432           262,189
7% subordinated note ..............         33,170            32,023
8% subordinated note ..............         48,727            46,420
8.50% secured bank loan ...........      1,887,871         1,887,871
10% subordinated mortgage note ....        288,516           284,256
Variable rate debt ................        703,789           703,789
11.5% solid waste disposal bonds ..      8,000,000         8,000,000
                                       -----------       -----------
     Total Long-Term Borrowings ...    $11,314,601       $11,261,754
                                        ==========        ==========

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

In connection with the IPO, 740,559 shares of the Company's common stock and options to purchase 71,923 shares of Common Stock (the "Escrow Securities") were deposited into escrow by the holders thereof. The Escrow Securities will only be released from escrow when the Company attains certain earnings levels or the market price of the Company's common stock achieves certain levels. These Escrow Securities are subject to cancellation if such conditions are not achieved. In the event that the Escrow Securities are released from escrow to the stockholders of the Company who are officers, directors, employees or consultants of the Company, compensation expense will be recorded for financial reporting purposes. This non-cash charge to earnings will be equal to the fair value of such securities on the date of their release.

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

At June 30, 1997, the Company has approximately $20.6 million of net operating loss carryforwards, which expire between 2006 and 2012. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carryforwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and anticipated shifts in ownership (See
Note 9), the Company's ability to utilize its net operating loss carryforwards could be severely limited.

9.   SUBSEQUENT EVENTS

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

The New York State Job Development Authority (JDA) issued its guaranties (the "Guaranties)") in favor of Key Bank of New York ("Key Bank") with respect to two promissory notes (the "term loans") issued by Dunkirk and payable to the order of Key Bank. The JDA has agreed to exercise its option under the Guaranties to make the payments required under the term loans directly to Key Bank, provided that Key Bank applies the amount currently held in the Company's related debt service reserve fund to reduce the principal amount of the term loans. Upon the assignment of the term loans and related loan documents to the JDA, the JDA has also agreed to defer monthly payments of principal and interest due from Dunkirk under each term loan through January 1998 until the maturity date of such loans. Interest will continue to accrue on the principal amount and interest so deferred will be payable at maturity.

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