Form 10QSB
period 1998-03-31
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1998-05-15
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                            Commission File No.:
      March 31, 1998                                             000-28198

                             ----------------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         Delaware                                               13-3754366
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                                  I.D. Number)

3452 Lake Lynda Drive, Suite 280
        Orlando, Florida                                           32817
(Address of principal executive offices)                         (Zip Code)

                                 (407) 207-5900
                (Issuer's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 1998, the Issuer had outstanding 5,539,745 shares of Common Stock, 619,360 shares of Series A Convertible Preferred Stock, convertible into 6,193,600 shares of Common Stock, Redeemable Class A Warrants exercisable for 6,546,508 shares of Common Stock and Redeemable Class B Warrants exercisable for 5,080,656 shares of Common Stock.

                 Transactional Small Business Disclosure Format

                                 Yes       No   X
                                     -----    -----

                                    Contents



                                                                            Page
                                                                             No.
                                                                            ----

Part I - Financial Information

Consolidated Balance Sheets of Conversion Technologies
International, Inc. and Subsidiaries as of March 31, 1998
and June 30, 1997..........................................................    3

Consolidated Statements of Operations of Conversion Technologies
International, Inc. and  Subsidiaries  for the three and nine
month periods ended March 31, 1998 and 1997................................    4

Consolidated Statements of Cash Flows of Conversion Technologies
International, Inc. and Subsidiaries for the nine month periods
ended March 31, 1998 and 1997..............................................    5

Notes to Consolidated Financial Statements.................................    6

Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................   11


Part II - Other Information................................................   15

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                March 31,     June 30,
                                                                  1998          1997
                                                              ------------   ---------
                                                              (Uunaudited)   (Audited)
                            Assets

Cash and cash equivalents                                     $   297,940   $   325,092
Accounts receivable, less allowance for doubtful
  accounts of $18,000 at March 31, 1998 and June 30, 1997         324,259       146,225
Inventories                                                       577,559       521,060
Prepaid expenses and other current assets                         186,236       188,525
                                                              -----------   -----------

Total current assets                                            1,385,994     1,180,902

Property, plant and equipment:
  Land                                                             75,000        75,000
  Building and improvements                                     1,578,293     1,578,293
  Machinery and equipment                                       6,957,325     6,713,599
  Construction in progress                                         29,500        29,500
                                                              -----------   -----------
                                                                8,640,118     8,396,392
  Less accumulated depreciation                                (2,057,292)   (1,456,610)
                                                              -----------   -----------
                                                                6,582,826     6,939,782

Deferred finance charges, less accumulated amortization
  of $91,705 and $135,786 at March 31, 1998 and
  June 30, 1997 respectively                                       77,024       443,829
Other noncurrent assets                                            10,145         3,100
Restricted assets
  Project fund                                                         --           158
  Debt service reserve funds                                           --       869,153
                                                              -----------   -----------
                                                              $ 8,055,989   $ 9,436,924
                                                              ===========   ===========

  Liabilities and stockholders' equity (deficiency)
Accounts payable                                              $ 1,522,475   $ 1,711,212
Deferred revenue                                                       --       491,944
Reserve for disposal                                              510,000       713,100
Accrued expenses                                                  848,552       858,447
Investment tax credit payable                                     235,000       235,000
Current portion of capital lease obligations                       24,209        35,495
Current portion of long-term debt                                 490,799       530,258
                                                              -----------   -----------
Total current liabilities                                       3,631,035     4,575,456

Capital lease obligations, less current portion                    20,816        39,414
Long-term debt, less current portion                            1,816,455    10,784,343

Stockholders' equity (deficiency):
  Series A Convertible Preferred Stock, $.001 par value,
  authorized 880,000 shares, issued and outstanding
  553,000 shares at March 31, 1998                                    553
  Common stock, $.00025 par value, authorized 50,000,000
  25,000,000 shares, issued and outstanding 5,539,745
  shares at and March 31, 1998 and June 30, 1997
  respectively                                                      1,385         1,385
  Additional paid-in capital                                   28,714,824    24,186,932
  Unearned stock compensation                                          --      (116,369)
  Accumulated deficit                                         (26,129,079)  (30,034,237)
                                                              -----------   -----------
Total stockholders' equity (deficiency)                         2,587,683    (5,962,289)
                                                              -----------   -----------
                                                              $ 8,055,989   $ 9,436,924
                                                              ===========   ===========

See accompanying notes
                                     -3-

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                           Three months ended         Nine months ended
                                               March 31,                  March 31,
                                          1998          1997         1998           1997
                                        ---------     ---------   -----------    ----------
Revenue
   Product sales                        $ 611,748     $ 325,381   $ 1,262,816    $   774,235
   Recycling fees                         153,986       142,481       319,480        377,785
                                        ---------     ---------   -----------    -----------
      Total revenue                       765,734       467,862     1,582,296      1,152,020

Cost of goods sold                        648,011       813,116     1,996,885      2,976,157
                                        ---------     ---------   -----------    -----------

Gross gain (loss) on sales                117,723      (345,254)     (414,589)    (1,824,137)

Selling, general and administrative       391,457       638,976     1,614,877      1,847,200
                                        ---------     ---------   -----------    -----------

Loss from operations                     (273,734)     (984,230)   (2,029,466)    (3,671,337)

Interest expense, net                      62,282       277,460       419,733        775,528
                                        ---------     ---------   -----------    -----------

Loss before extraordinary item           (336,016)   (1,261,690)   (2,449,199)    (4,446,865)

Extraordinary item - gain on debt
   retirement                                  --            --     6,354,356             --
                                        ---------     ---------   -----------    -----------

Net income (loss)                        (336,016)   (1,261,690)    3,905,157     (4,446,865)

Discount on issuance of Series A
   Convertible Preferred Stock                 --            --    (1,573,500)            --
                                        ---------    ----------   -----------    -----------

Net income (loss) attributable to
   common shareholders                  $(336,016)  $(1,261,690)  $ 2,331,657   $ (4,446,865)
                                        =========   ===========   ===========   ============

Basic Earning Per Common Share:
Loss before extraordinary item          $   (0.07)  $     (0.26)  $     (0.84)  $      (0.93)
Extraordinary item                             --            --          1.33             --
                                        ---------   -----------   -----------   ------------
Net income (loss)                       $   (0.07)  $     (0.26)  $      0.49   $      (0.93)
                                        =========   ===========   ===========   ============

See accompanying notes.


                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                    For the nine months ended
                                                                           March 31,
                                                                     1998               1997
                                                                 ------------       ------------

Operating activities
Loss before extraordinary item                                   $(2,449,199)       $(4,446,865)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depreciation expense                                           605,009            903,197
      Amortization of deferred financing costs                        33,437             40,886
      Stock compensation expense                                     116,369            106,673
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                 (178,034)           109,616
         (Increase) decrease in inventories                          (56,499)           (99,003)
         (Increase) decrease in other current assets                   2,290           (285,135)
         (Increase) decrease in other noncurrent assets               (7,045)          (461,169)
         Increase (decrease) in deferred revenue                    (491,944)            (4,057)
         Increase (decrease) in accounts payable, reserve for
            disposal and other accrued expenses                     (401,732)          (321,900)
                                                                ------------       ------------
   Net cash used in operating activities                          (2,827,348)        (4,457,757)

Investigating activities
Sale of marketable securities                                             --          2,009,632
Issuance of notes receivable                                              --           (660,000)
Capital expenditures                                                (248,053)          (781,518)
                                                                ------------       ------------

Net cash provided by (used in) investing activities                 (248,053)           568,114

Financing activities
Decrease (increase) in deferred finance charges                        1,750             (3,500)
Issuance of notes payable                                            500,000                 --
Issuance of long term debt                                                --              8,282
Payment of notes payable                                            (500,000)                --
Decrease in restricted assets                                        675,285            255,024
Principal payments on long-term debt                              (2,127,347)          (325,122)
Principal payments under capital lease obligations                   (29,884)           (62,458)
Issuance of Series A Preferred Stock                               4,528,445                 --
Issuance of common stock                                                  --                 23
                                                                ------------       ------------
Net cash provided by (used in) financing activities                3,048,249           (127,751)
                                                                ------------       ------------

(Decrease) increase in cash and cash equivalents                     (27,152)        (4,017,394)
Cash and cash equivalents at beginning of period                     325,092          4,539,464
                                                                ------------       ------------
Cash and cash equivalents at end of period                       $   297,940        $   522,070
                                                                ============       ============
Supplemental disclosure of cash flow information
Interest paid                                                    $   367,633        $ 1,023,204
                                                                ============       ============

See accompanying notes

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended June 30, 1997 included in the Company's annual report on Form 10-KSB as amended.

2. Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                         March 31, 1998    June 30, 1997
                                         --------------    -------------
            Raw materials                  $ 168,327         $  61,949
            Work-in-process                   15,040           111,961
            Finished goods                   394,192           347,150
                                           ---------         ---------
                                           $ 577,559         $ 521,060
                                           =========         =========

3. Revenue Recognition

The Company derives most of its revenue from fees charged to accept waste materials and from the sale of its products. With respect to revenue from fees charged to accept waste materials, the Company initially records the fees it receives for accepting waste materials for processing as deferred revenue. After the materials have been processed into finished goods inventory or sold after preliminary processing, the deferred revenue is recognized as fee revenue based upon the amount of finished goods inventory produced (by tonnage), valued at the fee charged for accepting the waste material. With respect to revenue from product sales, including products created from processed waste materials, revenue is recognized only upon shipment of products to customers.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements


For the three months ended March 31, 1998, 97.6% of the Company's revenue was derived from five major customers. Revenue generated from each of these customers amounted to $440,071, $96,353, $85,371, $66,310 and $58,912, which represents 57.5%, 12.6%, 11.1%, 8.7% and 7.7% of total revenue, respectively. For the three months ended March 31, 1997, 77.1% of the Company's revenue was derived from four major customers. Revenues generated from each of these customers amounted to $210,364, $85,664, $35,230 and $29,258, which represents 45.0%, 18.3%,7.5% and 6.3% of total revenue, respectively.

For the nine months ended March 31, 1998, 94.5% of the Company's revenue was derived from five major customers. Revenue generated from each of these customers amounted to $844,309, $177,372, $163,924, $163,541 and $145,802, which represents 53.4%, 11.2%, 10.4%, 10.3% and 9.2% of total revenue, respectively. For the nine months ended March 31, 1997, 79.9% of the Company's revenue was derived from four major customers. Revenue generated from each of these customers amounted to $500,904, $239,541, $91,224 and $88,265 which represents 43.5%, 20.8%, 7.9% and 7.7% of total revenue, respectively.

4. Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), a wholly-owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and clean-up costs for the unprocessed waste materials on hand in the event the conversion processes being developed were not successful. To date, the Company has disposed of 436 tons of the waste materials which it had not been able to process, all of which was disposed of during the nine months ended March 31, 1998. The amount of unprocessed waste materials on hand was 6,732 tons at June 30, 1997 and 2,001 tons at March 31, 1998. From July 1, 1996 to March 31, 1997, the Company increased the reserve by approximately $44,000, from $737,000 to $781,000. From July 1, 1997 to March 31, 1998, the
Company reduced the reserve by approximately $203,000 from $713,000 to $510,000. The increases/decreases in the reserve, which resulted from changes in the quantities of unprocessed waste materials on hand, have been charged/credited against operations. The Company intends to adjust the reserve for disposal if and when it can refine existing processes to increase yields and/or develop new processes for the unprocessed waste materials on hand.

5. Net Income (Loss) Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements


The basic net income (loss) per common share is based on the net income (loss) attributable to common shareholders for the three and nine-month periods, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering, and including 1,023,054 shares of the Company's common stock into which the Company's original Series A Preferred Stock was converted upon the closing of the initial public offering). The diluted net income (loss) per common share is the same as the basic net income (loss) per common share since the effect of the conversion of all dilutive securities would be antidilutive due to the loss before extraordinary item. The weighted average number of common shares outstanding for the three-month periods ended March 31, 1998 and 1997 was 4,799,186. The weighted average number of common shares outstanding for the nine-month periods ended March 31, 1998 and 1997 was 4,799,186 and 4,765,031, respectively. The discount on the issuance of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), which was issued in August, September and December 1997, represents the aggregate discount (difference) between the conversion price of the Preferred Stock and the fair market value of the Company's Common Stock, on each of the issuance dates of the Preferred Stock by the Company in August and September 1997. For the issuance of Preferred Stock in December, there was not any discount (See Note 7).

6. Commitments and Contingencies

The Company is a party to litigation commenced by the Company in the Supreme Court of New York, County of Chautauqua, against a general contractor hired to construct an improved abrasives finishing area, which was a part of the Company's capital expansion program. The contractor commenced work in April 1995, but was asked to stop work in November 1995 following significant cost overruns, problems and delays in construction and disputes with the Company over the scope of the work to be performed by the contractor. The Company has served the contractor with its complaint, alleging, among other things, breach of contract, fraud and defamation, and seeks damages in excess of $1,000,000. The contractor has served an answer with affirmative defenses and counterclaims against the Company for breach of contract. The aggregate amount of the claims by the contractor against the Company is $483,000 plus interest. The Company does not believe that there will be a material adverse outcome in the foregoing dispute.

7. Capital Stock

In August, September, and December of 1997, the Company sold 553,000 shares of Preferred Stock, with a par value of $.001 per share and a stated value of $10 per share, under a placement agency agreement for the private placement of the Preferred Stock. The net proceeds to the Company were $4,528,445 after deducting the placement agent commissions and expenses and other transaction expenses. Each share of Preferred Stock is convertible into ten shares of common stock at a conversion price of $1.00 per share. Commencing in December 1998, the

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements


holders of the Preferred Stock are entitled to receive dividends payable in cash, or at the option of the Company, in additional shares of Preferred Stock at the rate of 10% per annum. The placement agent received a cash commission of 9% and a non-accountable expense allowance of 4% of the gross proceeds. The placement agent also received warrants to purchase 61,945 shares of the Company's Preferred Stock at an exercise price of $9.82 (after giving effect to anti-dilution adjustments resulting from the issuance of the additional shares of Preferred Stock described in Note 9).

In July and August of 1997 the Company borrowed and repaid a total of $500,000 for working capital purposes, and in connection therewith, issued warrants to purchase 132,575 shares of Common Stock at an exercise price equal to $0.99 (after giving effect to anti-dilution adjustments resulting from the above sale of Preferred Stock and the issuance of the additional shares of Preferred Stock described in Note 9).

At June 30, 1997, the Company had outstanding Class A Warrants to purchase 4,639,550 shares of Common Stock at an exercise price of $5.85 and Class B Warrants to purchase 3,527,050 shares of Common Stock at an exercise price of $7.80. After giving effect to anti-dilution adjustments resulting from the above sale of Preferred Stock and the issuance of the additional shares of Preferred Stock described in Note 9, the Company now has outstanding Class A Warrants for 6,546,508 shares at an exercise price of $4.42 and Class B Warrants for 5,080,656 shares at an exercise price of $5.89.

The Company's Board of Directors authorized an increase of the authorized number of common shares to 50 million shares, which was approved by the Company's stockholders at the Company's Annual Meeting held on March 31, 1998.

8. Extraordinary Item

In September 1997, the holders of Dunkirk's $8,000,000 Chautauqua County Industrial Development Agency Solid Waste Disposal Facility Bonds (the "IDA Bonds") retired the IDA Bonds in exchange for a cash payment of $1,620,000 and the balance of the related debt service reserve fund of $194,000. The cash payment was made utilizing proceeds from the private placement discussed in Note 7 above. This forgiveness resulted in a net pretax gain to the Company of approximately $5,862,000, which is reported as an Extraordinary Item.

In December 1997, the Empire State Development Corporation/JDA (the "ESDC"), which had previously assumed approximately $1,888,000 of debt plus accrued interest of approximately $82,000 owed by Dunkirk to Key Bank of New York ("Key Bank"), granted the Company a debt forgiveness of $500,000. Also, the balance of the related debt service reserve fund of approximately $459,000 was applied against the outstanding principal and accrued interest. This forgiveness resulted in a net pretax gain to the Company of approximately$492,000, which is reported as an Extraordinary Item.

To the extent that Dunkirk is deemed to be insolvent immediately prior to either of these debt forgivenesses by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize taxable income from such forgiveness; however, certain of

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements


Dunkirk's tax attributes (such as net operating loss carryforwards ("NOLs")) would be subject to reduction and would not be available to offset future income from operations, if any. For this purpose, the amount of insolvency is defined to be the excess of Dunkirk's liabilities over the fair value of its assets. An independent appraisal of the fair value of Dunkirk's assets has not been completed at this time to determine Dunkirk's solvency; however, the Company believes that Dunkirk was insolvent at the time of forgiveness, and accordingly has not recorded a tax provision on the Extraordinary Item. If Dunkirk is deemed to be solvent immediately prior to the time of the forgiveness, the Company will recognize taxable income for the debt forgiveness in its tax year ending June 30, 1998. The amount of such income may be offset by NOLs, subject to possible limitations as discussed below. Even if sufficient NOLs were available to offset such taxable income after such limitations, the Company may be subject to alternative minimum tax.

The Company has federal NOLs that amounted to approximately $20.6 million at June 30, 1997, which expire between 2006 and 2012. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of NOLs is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and the current shifts in ownership (the Preferred Stock offering), the Company's ability to utilize its NOLs could be severely limited.

9. Subsequent Events

On April 10, 1998, the Company issued an additional 66,360 shares of Preferred Stock (convertible into 663,600 shares of Common Stock) to the purchasers of the private placement of Preferred Stock (See Note 7). As described in Part II Item 2 these additional shares were issued due to delays in registering the shares of Common Stock underlying the Preferred Stock.

On May 8, 1998, the Company entered into a Senior Secured Line of Credit Agreement with two significant stockholders of the Company which provides for a line of credit of up to $1,200,000 with borrowings at the discretion of the lender. The line of credit is secured by the receivables and inventory of the Company and accrues interest on the amounts borrowed at 12%. As described in
Part II Item 5, the Company issued warrants to purchase Common Stock and the line of credit has certain other covenants and conditions.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

Total revenues increased by $298,000 for the three months ended March 31, 1998 to $766,000 compared with $468,000 for the three months ended March 31, 1997 primarily due to an increase of $210,000 in sales of clean cullet and to $59,000 of sales from the decorative particles business, which was not operating in 1997.

The decrease in cost of goods sold of $165,000 for the three months ended March 31, 1998 to $648,000, compared with $813,000 for the three months ended March 31, 1997, despite the increase in revenue of $298,000, is due to a number of factors, including (i) a decrease of $178,000 as a result of discontinuing the melter operations and writing-off the assets associated therewith during the fourth quarter of Fiscal 1997, (ii) an increase in the credit to operations of $75,000 for the change in the reserve for disposal costs for the unprocessed waste materials on hand, and (iii) an increase of $109,000 from the decorative particles business, which was not operating in 1997.

As a result of the increased revenues and decreased cost of goods sold discussed above, the Company's gross margin improved by $463,000 for the three months ended March 31, 1998 to a gain of $118,000 compared to a loss of $345,000 for the three months ended March 31, 1997.

Selling, general and administrative expenses decreased by $248,000 for the three months ended March 31, 1998 to $391,000, compared with $639,000 for the three months ended March 31, 1997, primarily as a result of a $41,000 decrease in salaries and related fringe costs, a decrease of $113,000 in professional fees, a decrease of $58,000 in compensation expenses relating to capital stock and an increase of $23,000 from the decorative particles business.

Net interest expense decreased by $215,000 to $62,000 for the three months ended March 31, 1998, compared with $277,000 for the three months ended March 31, 1997. This resulted from a decrease in interest income of $28,000 earned on cash received from the Company's initial public offering and on the restricted cash balances and a decrease in interest expense of $243,000 resulting from the reduction of debt from the repayment and forgivenesses during 1997.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997.

Total revenues for the nine months ended March 31, 1998 were $1,582,000 compared to $1,152,000 for the nine months ended March 31, 1997 or an increase of $430,000 mainly due to an increase of $279,000 in the sales of clean cullet and to $164,000 of sales from the decorative particles business, which was not operating in the prior year.

The decrease in cost of goods sold of $979,000 to $1,997,000 for the nine months ended March 31, 1998, from $2,976,000 for the nine months ended March 31, 1997, despite the increase in revenues of $430,000, is caused by a number of factors, including (i) a decrease of $915,000 as a result of discontinuing the melter operations and writing-off the assets associated therewith during the last quarter of Fiscal 1997, (ii) a net decrease in the charge to operations of $225,000 for the change in the reserve for disposal costs for the unprocessed waste materials on hand, (iii) a decrease of $149,000 due to the reduced level of operations in the abrasives finishing department, and (iv) an increase of $410,000 from the decorative particles business started in the current fiscal year.

The Company's gross margin improved by $1,409,000 to a loss of $415,000 for the nine months ended March 31, 1998, from a loss of $1,824,000 for the nine months ended March 31, 1997, as a result of the $430,000 increase in revenues and the $979,000 decrease in cost of goods sold discussed above.

Selling, general and administrative expenses decreased by $232,000 for the nine months ended March 31, 1998 to $1,615,000, as compared to $1,847,000 for the nine months ended March 31, 1997 primarily as a result of a $134,000 decrease in salaries and related fringe costs, a decrease of $176,000 in professional fees and an increase of $87,000 from the decorative particles business.

Net interest expense decreased by $356,000 to $420,000 for the nine months ended March 31, 1998, from $776,000 for the nine months ended March 31, 1997, primarily  as a result of a $487,000  decrease  in  interest  expense due to the reduction in debt from the repayment and forgivenesses and of a $131,000 decrease in interest income due mainly to the interest received on cash received from the Company's initial public offering and earned on the restricted cash balances in 1997.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from debt financing, the private placement of shares of preferred stock and the proceeds of the Company's initial public offering. At March 31, 1998, the Company had approximately $2,307,000 in principal amount of long-term indebtedness (excluding capital lease obligations) and net working capital deficiency of approximately $2,245,000. As of March 31, 1998, the Company had cash and cash equivalents of approximately $298,000.

In August, September, and December 1997, the Company raised aggregate gross proceeds of $5,530,000 in a private placement of Preferred Stock. An aggregate of 553,000 shares of Preferred Stock were issued in the private placement. In April 1998, an additional 66,360 shares of Preferred Stock were issued to the purchasers of the private placement as described in Note 9 to the financial statements. Each share of Preferred Stock is convertible into ten shares of Common Stock at a conversion price of $1.00 per share.

The Company received net proceeds of $4,528,445 from the placement of the Preferred Stock (after deducting the placement agent's commissions and non-accountable expense allowance and other transaction expenses). Of such net proceeds, $1,620,000 was used to redeem the IDA Bonds and $500,000 plus accrued interest was used to repay the 1997 Bridge Loan (defined below), with the remainder used for general working capital purposes, including accrued payables.

In July and August 1997, the Company borrowed an aggregate of $500,000, which was used for general working capital purposes (the "1997 Bridge Loan"). On September 8, 1997, the 1997 Bridge Loan was repaid, together with accrued interest at the rate of 12% per annum, out of the proceeds of the Preferred Stock placement. In connection with the 1997 Bridge Loan, the Company issued warrants to purchase 132,575 shares of Common Stock at an exercise price equal to $0.99 per share (after giving effect to anti-dilution adjustments resulting from the sale of the Preferred Stock and the issuance of the additional shares of Preferred Stock in April 1998).

In September 1997, the $8,000,000 principal amount of IDA Bonds were redeemed in full in exchange for a cash payment of $1,620,000 and Dunkirk's forfeiture of its interest in a related debt service reserve fund (which had a then current balance of approximately $194,000).

In July 1997, the Empire State Development Corporation (the "ESDC") agreed to honor its guarantee of the term loans owing by the Company's Dunkirk subsidiary to Key Bank, which process was completed in December 1997 by ESDC assuming the principal of approximately $1,888,000 and accrued interest of approximately $82,000 due on the loans. In addition, in December 1997 ESDC forgave $500,000 on the outstanding principal balance of the loans. ESDC has agreed to defer all interest and principal payments due under the loans through July 1998 until the maturity date of the loans, with interest continuing to accrue on such deferred amounts payable at maturity. ESDC has also allowed Dunkirk to reduce the amount owed on such loans by the amount of a debt service reserve fund (approximately $459,000) that was forfeited by Dunkirk.

As of March 31, 1998, the Company had approximately $2,307,000 in principal amount of long-term indebtedness (excluding capital lease obligations), consisting of (i) approximately $ 951,000 outstanding principal amount under the Key Bank term loans assumed by ESDC, which loans bear interest at the prime rate and are payable in monthly installments through December 2001 (subject to the deferral through July 1, 1998 described above), (ii) approximately $652,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (iii) approximately $704,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's long-term indebtedness is secured by liens on its fixed assets. The Company's long-term indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such long-term indebtedness contain customary covenants and default provisions.

The Company's capital lease payments were approximately $30,000 for the nine months ended March 31, 1998 and are estimated to be approximately $41,000, $27,000 and $23,000 for the fiscal years ending June 30, 1998, 1999 and 2000, respectively, under current commitments. The Company's utility expenses average approximately $25,000 per month at its current level of operations.

The Company's base annual fixed expenses include approximately $316,000 in aggregate annual base compensation for the current executive officers of the Company and debt service obligations relating to the Company's outstanding indebtedness, which are estimated to aggregate approximately $247,000 for the fiscal year ending June 30, 1998, excluding capital lease obligations.

The Company has federal net operating loss carryforwards that amounted to approximately $20.6 million at June 30, 1997, which expire between 2006 and 2012. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carryforwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and the current shifts in ownership (the Preferred Stock offering), the Company's ability to utilize its net operating loss carryforwards could be severely limited.

The Company receives waste materials for processing into finished goods inventory, which then can be sold to its customers. The Company has recorded a reserve for disposal for the probable disposal costs of waste material it has received which cannot be processed through the Company's current processing methods, net of the amount of deferred revenue recorded with respect to such materials. The Company is continually attempting to refine existing processes to increase yields and/or develop new processes for the waste materials on hand, which have not been able to be processed. The Company records a disposal reserve with respect to materials it cannot process because it is probable it will incur these costs on the ultimate disposition of the waste materials. The Company estimates that the disposal costs for material received by the Company that the Company cannot process, if and when incurred, will exceed the fees the Company was paid to accept such materials.

The Company had 2,001 tons of unprocessed waste materials on hand as of March 31, 1998, compared to 7,459 tons at March 31, 1997 and 5,301 tons at December
31, 1997. The Company's disposal reserve was $510,000 as of March 31, 1998, compared to $781,000 at March 31, 1997 and $596,000 at December 31, 1997. The decreases in unprocessed waste materials on hand, and related decreases in reserve for disposal, resulted primarily from applying certain manual and "off-line" processing efforts to certain types of unprocessed CRT glass which were processed and then purchased by a customer of the Company.

In May 1998, the Company obtained a working capital line of credit of $1,200,000 as described in Note 9 to the Financial Statements and in Part II Item 5.

This Form  10-QSB  contains  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the risk that the Company's marketing efforts with respect to its abrasives, decorative particles and other products will not result in increased sales and that the Company will continue to experience substantial losses from operations, (ii) the risk that the Company will require additional financing prior to achieving positive cash flow from operations and that it may not be able to obtain such financing on terms acceptable to the Company or at all, (iii) the risk that the redemption of the IDA Bonds or removal of non-productive assets from service will result in taxable income to the Company or otherwise create tax or tax-related obligations of the Company the result of which could reduce the Company's net operating loss carry-forwards and/or, depending on the amount of such taxable income, if any, result in the Company being required to satisfy such obligations out of its available cash, at a time when such obligations could exceed the Company's available cash, (iv) the risk that the Company will experience interruptions in its manufacturing operations which will delay shipments or result in lost business, (v) risks associated with retaining and attracting key personnel, (vi) the risk that the Company will lose key CRT customers prior to obtaining increased sales of its abrasives and other products, (vii) risks associated with being able to obtain requisite supplies of raw materials for its products, (viii) risks associated with its ability to protect its intellectual property and proprietary rights, (ix) risks associated with the failure to comply with applicable environmental laws and regulations and (x) the risk that the Company will not be able to continue to satisfy the minimum maintenance requirements for continued listing on the Nasdaq SmallCap Market.

                           Part II - Other Information


Item 1. Legal Proceedings

See Note 6 of Notes to Consolidated Financial Statements above.

Item 2. Changes in Securities and Use of Proceeds

As previously reported by the Company, in August, September and December 1997, the Company raised an aggregate gross proceeds of $5,530,000 in the private placement (the "Private Placement") of 553,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock"). Each share of Preferred Stock is convertible into ten shares of Common Stock at a conversion price of $1.00 per share. Pursuant to the terms of the Private Placement, the Company was required to register the shares of Common Stock underlying the Preferred Stock within 90 days of final closing of the Private Placement. Those shares of Common Stock were not registered within 90 days of the final closing, and accordingly, the Company issued an additional 66,360 shares of Preferred Stock (convertible into 663,600 shares of Common Stock) to the purchasers of the Private Placement on April 10, 1998.

The Preferred Stock was issued pursuant to an exemption from registration pursuant to Regulation D, promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the sale of the Preferred Stock, the Company did not conduct any general advertisement or solicitation; each purchaser of the Preferred Stock represented that, among other things, the purchaser was an "accredited investor" as that term is defined in Regulation D and the purchaser was purchasing the shares of Preferred Stock for investment and not with a view to distribution. Appropriate legends were affixed to the certificates representing the Preferred Stock.

The holders of the Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock of the Company into which such shares of Preferred Stock are convertible, and are entitled to vote together with the holders of the Common Stock. The holders of the Preferred Stock are also entitled to certain voting rights not shared by the holders of the Common Stock, so long as a majority of the Preferred Stock sold in the Private Placement remains outstanding. The affirmative vote of the holders of at least two-thirds of the Preferred Stock will be required for (i) the issuance of securities senior to or on a parity with the Preferred Stock with respect to dividends, voting or liquidation, (ii) any alterations to the rights of the Preferred Stock, (iii) a liquidation, dissolution or sale of substantially all of the assets of the Company, (iv) the incurrence of over $100,000 of indebtedness (other than borrowings under working capital lines of credit), and (v) the repurchase of any of the securities of the Company. In addition, the holders of the Preferred Stock are entitled to a liquidation preference in an amount per share equal to $13.50 plus declared and/or accrued but unpaid dividends, if any. Finally, the holders of the preferred stock are entitled to dividends, payable in cash or in kind, at an annual rate of 10% beginning in December 1998. The Company must pay such dividend prior to any dividend declared on the Common Stock. (For a detailed description of the terms of the Preferred Stock, see the Certificate of Designation of Series A Convertible Preferred Stock, which was filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on March 31, 1998.

There  were  4,316,119  shares of Common  Stock and  287,000  shares of Series A
Convertible Preferred Stock, each of which has 10 votes, making a total of 7,186,119 shares present at the meeting in person or by proxy. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

             Nominee                      For                    Against
             -------                      ---                    -------

         William L. Amt                 7,123,897                62,222
         Eckardt C. Beck                7,130,784                55,335
         Douglas M. Costle              7,130,784                55,335
         Stephen D. Fish                7,130,784                55,435
         Peter H. Gardner               7,130,784                55,335
         Alexander P. Haig              7,130,784                55,435
         Irwin M. Rosenthal             7,030,784                55,435
         David R. Walner                7,130,784                55,335

A vote was taken on the proposal to amend the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000 shares. Of the 7,186,119 shares present at the meeting in person, or by proxy, 7,031,664 shares were voted in favor of such proposal, 49,990 shares were voted against such proposal, and 104,465 shares abstained from voting.

A vote was taken on the proposal to amend the Company's 1994 Stock Option Plan for Non-Employee Directors to increase the maximum number of shares of Common Stock available for issuance from 100,000 to 250,000 shares. Of the 7,186,119 shares present at the meeting in person or by proxy, 7,015,469 shares were voted in favor of such proposal, 106,345 shares were voted against such proposal, and 64,305 shares abstained from voting.

Finally, a vote was taken on the proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the year ending June 30, 1998. Of the 7,186,119 shares present at the meeting in person or by proxy, 6,946,204 shares were voted in favor of such proposal, 151,910 shares were voted against such proposal, and 66,440 shares abstained from voting.

Item 5. Other Information

On May 8, 1998, the Company entered into a Senior Secured Line of Credit Agreement (the "Credit Agreement") with the Aries Domestic Fund, L.P. and The Aries Fund, a Cayman Island trust (collectively, the "Funds"), two significant shareholders of the Company. The Credit Agreement provides for a line of credit (the "Line of Credit") of up to $1,200,000 pursuant to which the Company can draw down up to $300,000 per month, although draw downs beyond the initial $300,000 draw will be at the discretion of the Funds. The Line of Credit is secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the Line of Credit accrue interest at an annual rate of 12%. In addition, the Company issued to the Funds warrants to purchase an aggregate of 240,000 shares of Common Stock at an exercise price equal to $1.00 (the closing price of the Common Stock on the date of issuance), subject to vesting. Of such warrants, warrants to purchase 20,000 shares of Common Stock vest with respect to each $100,000 (or ratable portion thereof) drawn under the Credit Agreement. The Line of Credit matures on the earlier of May 8, 1999 or any financing of at least $1,500,000.

The Credit Agreement contains customary covenants and default provisions. In addition, upon an Event of Default (as defined in the Credit Agreement), but only after a 60-day cure period, the Funds will be entitled to appoint a majority of the Board of Directors. In addition, upon an Event of Default, but only after a 90-day cure period, the Funds may convert any outstanding principal amount plus interest, into shares of Common Stock of the Company at the then fair market value of the Common Stock.

Item 6. Exhibits and Reports on Form 8-K

        Exhibits
        --------


        10.34 Senior Secured Line of Credit Agreement

        11    Computation of per share earnings.

        27    Financial Data Schedule.

        Form 8-K
        --------

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CONVERSION TECHNOLOGIES INTERNATIONAL, INC.



Dated: May 15,1998            /s/ William L. Amt
                              ------------------------------------------
                              William L. Amt
                              President and Chief
                              Executive Officer
                              (Principal executive officer)


Dated: May 15,1998            /s/ John G. Murchie
                              ------------------------------------------
                              John G. Murchie
                              Acting Chief Financial
                              Officer and Controller
                              (Principal financial officer)