Form 10KSB40
period 1998-06-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1999-04-06
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                  Commission File No.:
       June 30, 1998                                              000-28198

                              --------------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                                13-3754366
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                    I.D. Number)

        7 San Bartola Drive
       St. Augustine, Florida                                        32086
(Address of principal executive offices)                           (Zip Code)

                                 (904) 808-0503
                 (Issuer's telephone number including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

    Common Stock, Redeemable Class A Warrants and Redeemable Class B Warrants

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended June 30, 1998 were $1,897,980. The aggregate market value of the common stock of the registrant, $.00025 par value per share (the "Common Stock"), held by non-affiliates of registrant was $1,162,106.09 as of March 1, 1999. As of March 1, 1999, the issuer had outstanding 5,603,045 shares of Common Stock.

                       Documents Incorporated by Reference

None.

                                Introductory Note

Conversion Technologies International, Inc., a Delaware Corporation (the "Company" or "Conversion") is engaged in developing, manufacturing, marketing and processing various substrates and advanced materials. As used herein, the term Company includes each of the Company's subsidiaries, unless the context otherwise requires.

This report on the Form 10-KSB (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding the Company's cash needs and ability to fund its ongoing working capital requirements, efforts to shift its focus away from the sales of its abrasives to manufacture and sell, on a commercial scale, its decorative particles and the possibility to outsource ALUMAGLASS(R) production. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Item 1. Description of Business - Risk Factors" for a discussion of these risks. When used in this Report, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     Part I

Item 1. Description of Business

Overview

For a discussion of certain recent developments concerning the Company and its business, see "- Certain Recent Events."

The Company is engaged in the business of manufacturing and processing various substrates and advanced materials that visually and texturally enhance structural materials. These substrates and advanced materials include (i) industrial abrasives which can be used for surface cleaning and surface preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment in loose grain blasting operations; (ii) decorative particles (exposed aggregates) that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring; and (iii) performance aggregates which can be used as structural and textural enhancers, fillers and additives, and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring, and glass and ceramic materials. During the reporting period, the Company began to shift its focus away from industrial abrasives in favor of decorative particles and performance aggregates due to the increased costs of production for industrial abrasives relative to their market sales price.

Until recently, the Company was also engaged in recycling cathode ray tube ("CRT") glass produced in the manufacture of televisions for resale to television manufacturers and others, which business accounted for approximately 65% of the Company's revenues for the year ended June 30, 1998. In March 1998, as part of the shift in the Company's focus, the Company agreed to subcontract its recycling operations to Dlubak Glass Company ("Dlubak"). See "Products-Recycled CRT Glass." The phase out of its CRT recycling operations resulted in a decline in the Company's CRT revenues during the fourth quarter of the reporting period when the Company commenced its subcontracting arrangement with Dlubak, and such revenues have continued to decrease during the first two quarters of fiscal 1999.

The Company was incorporated in June 1993 for the purpose of acquiring Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), and conducted no business activities prior to such acquisition. The Company acquired Dunkirk in August 1994 pursuant to a merger in which holders of the common stock of Dunkirk received Common Stock of the Company. Prior to such acquisition, Dunkirk was a development stage company, principally engaged in the construction of its manufacturing facilities and initial CRT glass recycling efforts. The Company currently owns one hundred percent of the issued and outstanding shares of Dunkirk.

Advanced Particle Technologies, Inc. ("APT"), also a wholly-owned subsidiary of the Company, was formed in October 1996 by the Company and a former joint venture partner for the purpose of applying color coatings to particles. In June 1997, the Company purchased all of its former joint venture partner's 50% interest in APT.

The Company recently relocated its executive offices to 7 San Bartola Drive, St. Augustine, Florida 32086. The Company's telephone number is (904) 808-0503.

The Company's industrial abrasives and construction material substrates include ALUMAGLASS(R), an alumino-silicate glass produced in a patented process utilizing industrial waste streams and certain virgin materials, as well as other glass and fired ceramic materials produced using the Company's manufacturing equipment. ALUMAGLASS(R) was introduced in 1995, but has generated only minimal sales to date. Although the Company intends to continue to market ALUMAGLASS(R), in the fall of 1996 the Company shut down the melter used to manufacture ALUMAGLASS(R) at its Dunkirk, New York facility (the "Dunkirk facility"). The Company does not intend to restart the melter in the foreseeable future. The melter was shut down after a significant inventory of material had been produced and after determining that the cost of production was too high relative to the market sales price for ALUMAGLASS(R). The Company is currently satisfying limited orders for ALUMAGLASS(R) from inventory.

The Company's decorative particles include CERAMAGLASS(R) and CERAMAQUARTZ(R). In 1996, the Company constructed a semi-works, low-volume production facility in St. Augustine, Florida (the "St. Augustine facility") to produce these materials. Market introductions of these products were made concurrently with construction. The St. Augustine facility began operating in the spring of 1997 and the Company began accepting orders for production level quantities in June 1998. Although preliminary evaluations of the production facility indicate that product quality, production costs and capacity are within all design parameters, there can be no assurance that under long term production runs these parameters will be maintained at levels satisfactory to the Company.

The Company's performance aggregates, fillers and enhancers are currently produced in the Company's St. Augustine facility. Market introductions of fillers and enhancers were made in St. Augustine concurrently with construction of the St. Augustine facility. The Company began accepting orders for production level quantities of these products in May and June 1998. Although preliminary evaluations indicate that the product quality, cost of goods produced and through put and capacity are within all design parameters, there can be no assurance that under long term production runs these parameters will be maintained at levels satisfactory to the Company.

Products

Abrasives

The Company's industrial abrasives include ALUMAGLASS(R) and other glass and ceramic formulation materials, marketed as VISIGRIT(TM) and GREAT WHITE(TM). The Company ceased production of industrial abrasives in October 1998, and the Company's current limited sales are made from remaining inventory. As loose grain abrasives, these industrial abrasives can be applied with blasting equipment for industrial cleaning and maintenance and manufacturing operations. Potential purchasers of the Company's remaining inventory of industrial abrasives include military and defense agencies, entities engaged in the electronics, aerospace, automotive, glass products and construction industries and entities engaged in surface finishing, coating removal and maintenance of manufacturing and processing equipment, buildings, highways, bridges and commercial vehicles and vessels.

In January 1998, the Company entered into a letter of agreement with Ormet Primary Aluminum Corporation ("Ormet"), a producer of aluminum foil, whereby Ormet would employ its production facility in Hannibel, Ohio to formulate and produce ALUMAGLASS(R) for further processing in the Dunkirk manufacturing facility. Although the Company continues to be in discussions with Ormet, there can be no assurance that a formal agreement will be entered into on terms satisfactory to the Company, or at all, or that there will ever be significant sales of ALUMAGLASS(R).

Decorative Particles

The Company's St. Augustine facility color coats various glass substrates to produce decorative particles. Decorative particles are widely used in the construction industry to visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring. Decorative particles are also incorporated into countertops and cabinetry. The Company believes that its proprietary color coating process yields a coating of superior visual quality and endurance compared to competing products and believes that there is a potential market for these products.

Performance Aggregates

ALUMAGLASS(R) and the Company's other glass and ceramic products, individually or in blended combinations, can also be used as structural or textural enhancers, fillers and additives. These products, which can be sized according to industry standards, can be used to strengthen and add consistency to materials such as cements, plasters, grouts, mortars, roofing and flooring and other glass and ceramic materials.

Recycled CRT Glass

During the reporting period, the Company had engaged in the recycling of CRT glass used in televisions. In March 1998, the Company entered into a letter agreement with Dlubak (the "Dlubak Letter Agreement") which outlined the fundamental terms of a subcontract arrangement. Although the Company and Dlubak have not entered into a formal contract, the parties have been operating on the basis of such subcontract arrangement. The Dlubak Letter Agreement provides, among other things, that (i) the Company will subcontract the processing of its CRT glass to Dlubak for a five-year period; (ii) the Company will receive royalties of $20-$28 per ton of glass processed by Dlubak; (iii) Dlubak will purchase from the Company glass cullet (glass tube pieces) inventory and other waste materials, (iv) Dlubak has the option to rent certain space at the Company's Dunkirk facility for processing CRT glass; (v) at the end of the five year period, the Company is required to sell its glass cullet processing equipment to Dlubak for one dollar ($1) and at that time Dlubak has the option to purchase the Dunkirk facility. Under the Dlubak Letter Agreement, Dlubak agreed to assume the Company's obligations under two promissory notes in the aggregate principal amount of $250,000 issued by the Company to two of its customers (although the Company was not released of its obligations thereunder). This agreement was designed to provide the Company with a nominal positive cash flow for every ton of CRT material processed by Dlubak at the Dunkirk facility and to reduce the deferred revenue and disposal liability that had been previously recorded in the Company's financial statements. Since the Company has ceased operations at Dunkirk, Dlubak has failed to make installments on the assumed promissory notes to the two customers. See " - Certain Recent Events."

Manufacturing and Recycling Processes

During the reporting period, the Company manufactured its abrasives and performance aggregate products at its Dunkirk facility. The Company utilized its equipment, principally its post-melting, abrasives finishing equipment, to sort, clean and/or grind and crush the material into the desired form. The material was then packaged and shipped to customers.

The Company's St. Augustine facility is used to color coat and package decorative particles and performance aggregates. The proprietary manufacturing process consists of applying various pigments and other coating materials in a thermodynamic process to particles that are purchased locally or supplied by customers. The material is then packaged on site and shipped to customers.

Research and Development

The Company has temporarily curtailed its research and development efforts until the Company can achieve an acceptable return on equity for its existing products. The Company has an on-site laboratory at its St. Augustine facility where various analyses, tests and other research and development activities are conducted. The Company maintains a relationship with the Center for Advanced Ceramic Technology ("CACT") at Alfred University for any additional research and development needs. CACT is the Company's primary outside research and development partner, and works on various matters from time to time as requested by the Company. In December 1998, the Company entered into a consulting agreement with 4C Technologies, Inc. for research and development of new plaster products on an as needed basis.

Although the Company's research and development activities are presently limited, the Company plans to continue to engage in research and development activities from time to time. It is anticipated that such efforts will be focused in the near term on ALUMAGLASS(R) licensing possibilities and expanding color coating markets for the Company's decorative particles.

Markets for Products and Services

Abrasives

A variety of media and methodologies have traditionally been used as industrial abrasives. In particular, sand used in blasting applications and chemical solvents have held a significant share of the market. In recent years, however, increased regulations relating to the environment and worker health and safety have resulted in a dramatic decline in the use of sand, which is known to contribute to the lung disease silicosis. In addition, given the greater demand for reclaimable abrasives, which reduce the amount of spent abrasive material subject to landfill and potential environmental liability, the Company believes that non-reclaimable abrasives, such as sand and metal slags, are competitively disadvantaged. The use of chemical solvents in many applications has also decreased due to regulatory changes, particularly regulations which have resulted in increased disposal costs. Products such as ALUMAGLASS(R), glass beads and mineral, metallic and plastic abrasives are less affected by such regulations due to the nature of their composition, the fact that they are reclaimable for multiple uses, and have a lower quantity for disposal. ALUMAGLASS(R), for example, does not contain free silica, which causes silicosis, and, depending on the application, could potentially be recycled rather than disposed of after use. Other approaches such as high pressure water and dry ice blasting are also gaining acceptance as industrial abrasives.

Loose grain abrasives, typically applied with blasting equipment, are used in numerous industries throughout the world for equipment and facilities maintenance. Applications include cleaning, stripping and other surface treatment or surface preparation applications, such as industrial metal finishing, coating removal, structural steel and commercial vehicle cleaning, paint removal and the cleaning and preparation of surface substrates. Potential purchasers include utilities, military and defense agencies, entities engaged in the electronics, aerospace, automotive, glass products and construction industries and entities engaged in surface finishing, coating removal and the maintenance of manufacturing and process industries equipment, facilities, buildings, highways, bridges and commercial vehicles and vessels.

Decorative Particles

The Company believes that there is a large market for decorative particles. End users for decorative substrates or particles include ceramic tile manufacturers, producers of swimming pool plasters, decorative roofing and wall systems, pottery and porcelain producers and others.

The production of plasters, mortars, terrazzo, and ceramic tiles requires large quantities of fillers and expanders. While crushed marble, white sand, kaolin or similar low cost white calcium based materials have traditionally been used as fillers and expanders, the high cost of coloring agents, pigments and the process to coat substrates makes it non-economical to color coat large volumes of these fillers. As a substitute, the construction industry adds small quantities of previously color coated particles into the fillers. The resulting mixture, when viewed over a large surface area and from a distance, appears to have a consistent color or hue.

The Company believes that market acceptance of colored particles is largely a function of the brilliance and endurance of the color, which results from the level of translucence or reflectivity of the substrate. In most applications, the coated surface of a particle is subject to erosion. Consequently, colored substrates must have translucent properties in order to maintain their color characteristics with a translucent or clear particle, in order to ensure that as the color is eroded from the exposed surface of the particle embedded in the mortar or plaster, the color on the back side of the particle will remain visible, thereby extending the life of the color application significantly. Traditionally quartz and high quality silica sands have been used as substrates to produce translucent colored particles. The Company believes that its proprietary coating process will produce a coating of superior endurance and visual appeal.

Performance Aggregates

The Company believes that there is a large market for performance aggregates. Materials such as plasters, mortars, terrazzo, flooring tiles, and other ceramic or cement based mixtures require fillers, expanders or particulates that will add consistency or texture for functional purposes. The Company has the ability, if necessary, to size its aggregates within narrow specifications for specialty applications. The Company has only recently begun to explore the use of its various substrates for this market. The Company believes that its fired ceramic substrates will also have applicability in these markets, particularly as filler for tiles and plasters. The Company further believes that because many of its substrates are produced from waste material, it may have production cost advantages over certain materials traditionally used in this market, such as mined substrates.

Recycled CRT Glass

The Company had engaged in the recycling of CRT glass. In March 1998, the Company subcontracted its CRT glass recycling business to Dlubak and the Company currently generates only nominal revenues from this arrangement. The Company does not anticipate that Dlubak will be expanding this business activity because of the relatively few television manufacturers located in the United States, the relatively low percentage of CRT glass that becomes waste prior to being incorporated into televisions and the shipping costs associated with doing business with manufacturers located at significant distances from the Company.

Dependence on Certain Customers

The Company has a limited number of customers for all its products. For the year ended June 30, 1998, 69.0% of the Company's revenue was derived from three major customers. Revenue generated from each of those customers amounted to $893,747, $219,958 and $196,431, which represents 47.1%, 11.6% and 10.3% of total revenue, respectively. The Company's principal CRT glass recycling customer, Techneglas, accounted for 47.1% of the Company's revenues. Techneglas ceased purchasing recycled CRT glass from the Company during the fourth quarter of fiscal 1998 (as defined below) as a result of the Company's subcontract with Dlubak.

The customer base for abrasives, decorative particles and performance aggregates, though still limited, is not as concentrated as the recycled CRT business. In its abrasives business, the Company's main customer, N.T. Ruddock & Company, accounted for 11.6% of the Company's total revenue, while the Company's main purchaser of decorative particles, VANGKOE Industries, Inc. ("VANGKOE"), accounted for 10.3% of the Company's total revenue. Because the distributor agreement with VANKGOE was terminated during 1998, the Company does not anticipate that VANGKOE will continue to be a major customer. See "Description of Business - Certain Recent Events." The Company now sells decorative particles directly to customers.

Sales and Marketing

The Company's abrasive products have been marketed and distributed in the United States primarily through distributors and limited direct sales efforts by the Company. N.T. Ruddock & Company, Fusco Abrasive Systems, Inc., Standard Sand & Silica Co. and Porter Warner Industries, Inc. are regional distributors of the Company's abrasives and are large-volume distributors of loose grain abrasives in the United States. The Company has also established relationships with distributors in the United Kingdom, Canada, Mexico, China and Israel. The Company currently employs one individual who is dedicated to sales and marketing and also uses its management team to support the sales and marketing effort. The Company's marketing strategies include, among others, telemarketing, direct mail and trade journal advertising, product sampling programs and customer support programs, such as technical assistance programs and testing support.

To date, the Company's efforts through distributors have failed to generate significant sales of ALUMAGLASS(R). Accordingly, the Company plans to explore joint ventures and other corporate teaming efforts to increase outlets for ALUMAGLASS(R), which may include product bundling or composite production. The Company also intends to review and evaluate its distributor relationships and incentives as well as its direct sales initiatives. There can be no assurance, however, that such efforts will be successful.

After the termination of the distributor agreement with VANGKOE (covering decorative particles) in May 1998, the Company initiated a direct sales and marketing effort which targeted select manufacturers of swimming pool plasters and decking materials in the Southeastern United States.

Intellectual Property

The Company has been granted two United States patents. The first patent was issued in December 1993 and relates to the Company's process for manufacturing abrasive particles from inorganic waste materials, including sludges from various industrial processes and waste water treatment, emission control dusts from high temperature industrial processes, fly ash from incineration of industrial and residential wastes and certain other process specific effluents. Examples of such inorganic wastes are: spent pot liner from the aluminum industry, refractory wastes from smelting, melting or refining furnaces, various types of slags and precipitants related to metal recovery operations, foundry sands, glass wastes, including television and computer monitor CRT glass, and certain wastes from the manufacture of ceramic products. The Company's second patent was issued in October 1995 and relates to the pre-melting batching process involved in the manufacture of the Company's abrasives. In addition, the Company has filed jointly with another party an application for a U.S. patent on the X-ray fluorescence technology that has been used in the Company's CRT glass recycling operations. The Company has three additional patent applications on file. These patent applications relate to ALUMAGLASS(R) and to the use of the Company's products as aggregates in construction materials. The Company's logo and ALUMAGLASS(R) are registered trademarks.

In connection with the agreement to terminate the distribution agreement with VANGKOE, the Company purchased the trademarks for CERAMAGLASS(TM) and CERAMAQUARTZ(TM) from VANGKOE for the sum of $50,000.

Competition

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

The Company's decorative particles and performance aggregates will also face substantial competitive pressures. The Company believes that Minnesota Mining and Manufacturing Company ("3M") has a significant share of the market for decorative particles. 3M has available to it financial, technical and other resources far superior to those of the Company. In addition, certain customers of other products may be unwilling to switch to the Company's particles due to factors such as personal preferences for a competitor's color selections, consistency with colors previously sold, performance concerns or satisfaction with its current products. The Company's performance aggregates will face similar competitive pressures from producers of mined minerals, aluminum oxide and other abrasives. These producers include 3M and Norton/St. Gobain, each with resources superior to those of the Company. There can be no assurance that the Company can stay in business in the face of strong competition from various manufacturers with such advantages.

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

To maximize market acceptance of the Company's manufacturing technology, the Company chose to focus its initial efforts on the development of recycling processes, materials and products which are most likely to qualify for exemptions or favorable regulatory treatment. For example, the Company uses materials that are not solid wastes and are not subject to RCRA permitting requirements (as an example, reclaimed characteristically hazardous by-products or sludges). The Company handles secondary materials in a manner that allows such materials to qualify for exclusions under state or federal RCRA regulations (for example, use of materials as effective substitutes for other products in a manufacturing process), and the Company stores materials in an environmentally sound manner (for example, within the manufacturing building or on a concrete slab).

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

During the year ended June 30, 1998 ("fiscal 1998"), the Company was carrying a potential environmental liability on its books which was caused by unprocessed materials at its Dunkirk facility. This liability was reduced as a result of an agreement that the Company entered into with Dlubak which, in part, requires the removal of all inventory of unprocessed CRT materials from its Dunkirk facility. In December, 1998, the Company was notified by NYSDEC that a remedial plan needs to be submitted regarding the completion of its petroleum storage tank removal project. The Company is currently discussing an arrangement with the NYSDEC to remedy this potential environmental liability.

Employees

As of March 1, 1999, the Company had 14 full-time employees consisting of 9 employees in manufacturing and 5 employees in finance and administration. None of the Company's employees are subject to a collective bargaining agreement and the Company has not experienced any work stoppages, nor to the Company's knowledge, are any threatened.

Certain Recent Events

New Management

There have been a number of management changes recently. In August 1997, William
L. Amt was hired as President and Chief Executive Officer. In October 1997, Gary Jellum was hired as Vice President of Administration. In January 1998, Jack D. Hays, Jr. and Richard H. Hughes resigned their positions as Executive Vice President of Operations and Marketing and Vice President of Sales and Marketing, respectively, to pursue other business interests. On March 31, 1998, at the Company's annual meeting of stockholders, David R. Walner was elected as a director of the Company. Mr. Walner served as a director until his resignation in September 1998. In October 1998, Stephen R. Archer, who had been hired in August 1998 as Vice President, Sales and Marketing - Industrial Materials, resigned. In October 1998, William L. Amt and Gary Jellum resigned from their positions as President and Chief Executive Officer and Vice President of Administration, respectively. Eckardt C. Beck, who continues to act as the

Company's Chairman of the Board, has been serving as Acting President and Chief Executive Officer of the Company since October 1998.

Write-Down of Non-Productive Assets and Related Charges to Earnings

As part of the change in focus of the Company's business, the Company no longer plans to produce ALUMAGLASS(R) (but may license its patent to a third party for production). Accordingly, the Company no longer requires use of the glass melter and associated equipment that were used for the production of ALUMAGLASS(R) at the Dunkirk facility. The Company ceased operations at the Dunkirk facility in October 1998 and has been considering the possibility of selling the Dunkirk assets. In the quarter ended June 30, 1998, the Company adjusted the value of such assets to reflect their estimated net realizable value. This write-down has resulted in a $4,913,422 charge to earnings for such quarter, increasing the Company's loss for such quarter by an equal amount.

VANGKOE Distribution Agreement

In June 1997, the Company terminated its joint venture with VANGKOE and the parties entered into a distribution agreement (the "Distribution Agreement"). The Distribution Agreement provided for VANGKOE to purchase colored particles from APT and sell the particles to distributors and other third parties. Pursuant to the terms of the Distribution Agreement, VANGKOE was the exclusive distributor of APT's colored particles for swimming pool and other pool-related markets. APT acted as the exclusive supplier of colored particles to VANGKOE, subject to APT's continued ability to supply such particles. In order to maintain its exclusivity as a distributor of APT's colored particles, VANGKOE was required to meet certain sales targets. In May 1998, the Company and VANGKOE mutually agreed to terminate the Distribution Agreement. In connection with the termination, the Company paid $75,000 to VANGKOE and the Company purchased the trademarks for CERAMAGLASS(TM) and CERAMAQUARTZ(TM) from VANGKOE for the sum of $50,000. Upon termination of the Distribution Agreement, the Company initiated a direct sales and marketing effort to selected manufacturers of swimming pool plasters and decking materials.

Working Capital Line of Credit

On May 8, 1998, the Company entered into a Senior Secured Line of Credit Agreement (as amended, the "Credit Agreement") with the Aries Domestic Fund, L.P. and The Aries Fund, a Cayman Island trust (collectively, the "Funds"), two significant stockholders of the Company. See "Certain Relationships and Related Transactions." The Credit Agreement provides for a line of credit (the "Line of Credit") of up to $1,200,000 pursuant to which the Company can draw down up to $300,000 per month, although draw downs beyond the initial $300,000 are at the discretion of the Funds. The Line of Credit is secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the Line of Credit accrue interest at an annual rate of 12%. In connection with the Line of Credit (including an amendment increasing the amount available thereunder by $90,000 (discussed below)), the Company issued to the Funds warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 per share (after giving effect to antidilution adjustments resulting from a reset of the conversion price of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") on December 8, 1998). Of such warrants, warrants to purchase 29,850 shares of Common Stock vest upon each $100,000 (or ratable portion thereof) being drawn under the Credit Agreement. The Line of Credit matures on the earlier of May 8, 1999 or upon the completion of any financing of at least $1,500,000. The Credit Agreement contains customary covenants and default provisions. In addition, upon an Event of Default (as defined in the Credit Agreement), but only after a 60-day cure period, the Funds will be entitled to appoint a majority of the Company's Board of Directors. In addition, upon an Event of Default, but only after a 90-day cure period, the Funds may convert any outstanding principal amount plus interest, into shares of Common Stock of the Company at the then fair market value of the Common Stock. As of December 15, 1998, the Line of Credit was amended to increase the amount available thereunder by $90,000, although formal documentation of the amendment has not been fully executed. As of January 13, 1999, the Company had drawn down the full $1,290,000 available under the Line of Credit.

On February 22, 1999, the Funds agreed to provide interim financing to the Company (the "Aries Interim Financing") in the amount of up to $150,000 ($135,000 of which has been drawn upon), although formal documentation of the Aries Interim Financing has not been fully executed. In consideration for the Aries Interim Financing, the Company agreed that in the event that the Company is unable to obtain additional financing of at least $1,500,000 by April 1, 1999, the Funds will have the right to, in exchange for their right to repayment of the Aries Interim Financing, convert any outstanding principal amount plus interest, into either (i) shares of Common Stock of the Company at the then fair market value of the Common Stock or (ii) shares of APT equal to 10% of the issued and outstanding shares of the common stock of APT. In further consideration for the Aries Interim Financing, the Company agreed to amend the Line of Credit in order to allow the Funds to have the option to exchange their full right to payment for 90% of the issued and outstanding shares of APT, although formal documentation of the amendment has not been fully executed. See "Certain Relationships and Related Transactions."

Other Changes to Indebtedness

Dunkirk was obligated with respect to $1,888,000 outstanding aggregate principal amount of equipment term notes made by Dunkirk to Key Bank of New York ("Key Bank") in December 1994 and January 1995, which were guaranteed by the Empire State Development Corporation/Job Development Authority (the "ESDC"). In July 1997, the ESDC agreed to honor its guarantee of such equipment term loans (in full) and in December 1997 the ESDC paid such guarantee (in full) and Key Bank assigned such notes to the ESDC. In connection with the assignment of the notes to ESDC, the ESDC agreed to defer all interest and principal payments due under the loans through July 1, 1998 until the maturity date of the notes, with interest continuing to accrue on such deferred amounts payable at maturity. On December 2, 1997, the ESDC forgave $500,000 in principal amount of the debt. Also, the balance of the related debt service fund of $459,000 was applied against outstanding principal and accrued interest, resulting in a principal balance (after debt forgiveness) of $1,032,798. On June 22, 1998, the ESDC agreed to defer principal payments due under the loans through January 1, 1999 until the maturity date of the notes. The Company is currently negotiating with the ESDC to reduce the amounts owed to the ESDC in exchange for the Company paying a reduced amount to the ESDC. Principal and interest payments on the notes are currently in default.

Amendment to Certificate of Incorporation

Following the Company's annual meeting of stockholders held on March 31, 1998, the Company's Certificate of Incorporation was amended to increase the authorized number of common shares to fifty million.

Illiquid Position

The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money other than the Line of Credit. In order to allow the Company to continue operating in the short term, Eckardt C. Beck, the Acting President and Chief Executive Officer of the Company, has advanced to the Company, or has not received accrued compensation of, an aggregate of $190,000, and the Funds have provided the Aries Interim Financing. The Company is currently seeking additional financing through a private placement of its equity securities. There can be no assurance that the Company will be able to obtain necessary financing. If the Company is not able to obtain immediate financing, the Company may be forced to further limit or even cease operations.

Risk Factors

As described in the "Introductory Note," certain statements made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future statements, including, among others, those described below.

Accumulated Deficit; History of Operating Losses; Going Concern Paragraph in Auditors' Reports

The Company has experienced significant operating losses since its inception. The Company had an accumulated deficit of approximately $(35,308,000) at June 30, 1998. The Company incurred an operating loss of approximately $(8,442,000) for the fiscal year ended June 30, 1998, and approximately $(12,154,000) for the fiscal year ended June 30, 1997. As a result, the Company has experienced a deficiency in cash flows from operations. Such losses have resulted principally from limited revenues from operations and costs associated with the development of the Company's technologies, pretax gains on debt retirement, general and administrative expenses and a number of large one-time, non-cash charges to operations. The Company expects to incur a substantial loss for the fiscal year ending June 30, 1999 and to continue to incur operating losses until such time, if ever, as product sales generate sufficient revenue to fund the Company's continuing operations. The Company received an explanatory paragraph in the reports of its independent auditors accompanying its consolidated financial statements for the fiscal years ended June 30, 1998 and 1997, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. No assurance can be given that the Company will ever achieve profitable operations.

Need for Additional Financing; Possibility of Bankruptcy

The Company is in immediate need of significant additional financing. At June 30, 1998, the Company had a net working capital deficiency of approximately $4,309,000. The Company presently has large past due payables and is in default on principal and interest payments with respect to substantially all of its indebtedness for borrowed money, other than the Line of Credit. The Company's limited cash resources have strained relations with suppliers and trade creditors and have caused certain suppliers to provide products and services only on a cash basis. The Company's creditors, whether lenders or trade creditors, could commence suit to enforce their debts (and certain creditors have commenced litigation) or could force the Company into bankruptcy. In the event of a bankruptcy, unless there are assets available after the satisfaction in full of the claims of creditors, there will be no recovery by the holders of equity. Furthermore, the Company's default on indebtedness entitles the lenders to accelerate their debt, liquidate their collateral and otherwise pursue the rights and remedies available to them pursuant to applicable law and their loan documents. The Company has no commitments or other arrangements for any future financing and there can be no assurance that any debt or equity financing will be available within the needed time frame. Furthermore, the Company's Certificate of Incorporation and the loan documents to which the Company is a party restrict its ability to incur additional debt. Any equity financings will be dilutive to the Company's stockholders and any debt financings will likely contain restrictive covenants and additional debt service requirements, which could adversely affect the Company's operating results. If the Company is not able to obtain additional financing, the Company may be required to significantly limit or even cease operations.

Substantial Indebtedness; Payment Defaults; Potential Loss of Collateral and APT

At June 30, 1998, the Company had outstanding an aggregate of approximately $2,524,000 of indebtedness (excluding amounts borrowed under the Line of Credit and capital lease obligations), substantially all of which is secured by the assets of its wholly-owned subsidiary Dunkirk. Accordingly, the Company is subject to all of the risks associated with substantial indebtedness, including the risk that cash flow may not be sufficient to make required payments of principal and interest on indebtedness. To the extent that substantially all of the Company's assets continue to be pledged, such assets will not be available to secure additional indebtedness, which may adversely affect the Company's ability to borrow in the future. Of the Company's $2,524,000 in indebtedness at June 30, 1998, $1,358,355 was principal owed to the ESDC. On June 22, 1998, the ESDC agreed to defer principal payments due under the loans through January 1, 1999 until the maturity date of the notes. The Company is currently negotiating with the ESDC to reduce the amounts owed to the ESDC in exchange for the Company agreeing to pay a reduced amount to the ESDC. The Company is currently in default with respect to principal and interest payments on the ESDC loans. In the event that the Company is unable to reach a settlement with the ESDC with respect to the Company's repayment of debt to the ESDC, ESDC, as a secured party, may be able to force a sale of the equipment located at the Dunkirk facility which secures the debt. In addition, most of the Company's indebtedness is subject to various covenants. In the event of a default in payment of outstanding indebtedness (such as currently exists), or in the event of a default arising out of a violation of any covenants, the Company, APT and/or Dunkirk may lose all or a portion of its assets and the Company, APT and/or Dunkirk may be forced to materially reduce its business activities or cease its operations. As agreed to with the Funds in consideration for additional interim financing subsequent to fiscal 1998, since the Company has not raised $1,500,000 prior to April 1, 1999, the Funds may convert the Company's existing debt to them into shares of the Common Stock of the Company or exchange all of such existing portions of debt for all of the issued and outstanding stock of APT. Certain of the instruments governing the Company's indebtedness also contain default provisions relating to insolvency and the inability to pay debts as they become due. See "Certain Relationships and Related Transactions."

Limited Revenues and Product Sales; Lack of Profitable Business; New Business

The Company presently lacks a profitable business initiative. The Company commenced recycling CRT glass used in the manufacture of televisions in 1994 and production of industrial abrasives in 1995. Substantially all of the Company's limited revenues to date have been derived from recycling CRT glass; however, the Company has phased out its CRT recycling operations. Additionally, the Company has generated only minimal revenues to date from sales of

ALUMAGLASS, its initial industrial abrasive product, which has received limited acceptance in the marketplace. The Company has recently commenced production of certain other glass and fired ceramic substrates and decorative particles that visually embrace structured materials; however, there can be no assurance that these products will generate significant sales. While attempting to commercialize its products, the Company is subject to risks inherent in a new business generally, such as marketing problems, unanticipated problems relating to environmental regulatory compliance, manufacturing and the competitive environment in which the Company operates, and additional costs and expenses that may exceed estimates. There can be no assurance that, even after the expenditure of substantial funds and efforts, the Company will ever achieve or maintain a substantial level of sales of its products.

Limited Sales of ALUMAGLASS; Shutdown of Melter; Uncertain Market Acceptance

To date, the Company has had only minimal sales of ALUMAGLASS. The Company has shut-down the melter used to manufacture ALUMAGLASS and is currently satisfying limited orders through existing inventory made from raw materials purchased from a third party which the Company has processed into finished ALUMAGLASS. If market demand for ALUMAGLASS warrants further ALUMAGLASS production, the Company would seek to purchase the raw ALUMAGLASS particles and process the material for resale to its customers. Although the Company is currently in discussions with one such source, there can be no assurance that such arrangements will be consummated on terms satisfactory to the Company, or at all, or that there will ever be significant sales of ALUMAGLASS. There can be no assurance that ALUMAGLASS will ever obtain market acceptance. In addition, the Company has only recently commenced production of its other glass and fired ceramic materials, and there can be no assurance that these products will obtain market acceptance.

Cancellation of Indebtedness; Possible Tax Effects

Due to certain debt forgiveness, the Company had a number of significant net pretax gains during fiscal 1998. These net pretax gains could result in significant tax obligations. The Company does not have sufficient working capital to satisfy any such obligations. See "Notes to Consolidated Financial Statements - Item 2 - Extraordinary Items." While the Company does have certain loss carryforwards, the Company cannot be certain at this time whether the loss carryforwards are usable to offset any of the Company's gains.

New Management; Dependence on Key Personnel

The Company is and will be dependent on its key management personnel, Eckardt C. Beck, Acting President and Chairman of the Board, and John Murchie, Chief Financial Officer. There can be no assurance that such individuals will be able to successfully implement the Company's strategies or that such individuals will remain with the Company. The loss of one or more of these individuals could have a material adverse effect on the business and operations of the Company. In addition, the Company will need to attract and retain other qualified individuals to satisfy its personnel needs. There can be no assurance that the Company will be successful in retaining its key management personnel or in attracting and retaining new employees.

Limited Sales and Marketing Experience

The Company has had limited experience in selling and marketing its products. Furthermore, the Company has assembled only a small sales and marketing organization. There can be no assurance that the Company will be able to recruit, train or retain qualified personnel to sell and market its products or that it will develop a successful sales and marketing strategy. In addition, for certain applications, the Company has relied on distributors for primary marketing efforts, which has resulted in only limited sales of ALUMAGLASS. In an effort to achieve market acceptance of its products, the Company may seek to enter into joint ventures, licensing or other collaborative arrangements to sell and market its products. There can be no assurance that any sales and marketing or other efforts undertaken by the Company will be successful.

Competition

The Company's products and services are subject to substantial competition. See "Competition" for a detailed description of the competition that the Company faces.

Dependence on Patents and Proprietary Technology; Risk of Infringement of Third-Party Patents

The Company's success will depend, in part, on its ability to maintain protection for its products and manufacturing processes under United States and foreign patent laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company has two issued U.S. patents and two U.S. patent applications pending. There can be no assurance that any patent applications will result in issued patents, that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented or that any rights thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and technologies or otherwise duplicate any of the Company's products and technologies.

Dependence on Environmental Regulation/Regulatory Status of Facilities

Federal, state and local environmental legislation and regulations mandate stringent waste management and operations practices, which require substantial capital expenditures and often impose strict liabilities for non-compliance. Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for the technology and services being developed or offered by the Company. Additionally, the Company and its customers operate in a highly regulated environment and the St. Augustine facility is and any future facilities may be required to have various Federal, state and/or local government permits and authorizations, registrations and/or exemptions.

Potential Environmental Liability

The Company's business exposes it to the risk that harmful substances may be released or escape into the environment from its facilities, processes or equipment, resulting in potential liability for the resultant exposures, clean-up or remediation of the release, and/or potential personal injury associated with the release. Liability for investigation and/or clean-up and corrective action costs exists under the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conversation and Recovery Act, the New York State Environmental Conservation Law, and the Florida Air and Water Pollution Control Act. Additionally, the Company is potentially subject to regulatory liability for the generation, transportation, treatment, storage or disposal of hazardous waste if it does not act in accordance with the requirements of Federal or state hazardous waste regulations or facility specific regulatory determinations, authorizations or exemptions. The Company is also potentially subject to regulatory liability for releases into the air or water under the Clean Air Act, the Clean Water Act and analogous state laws and regulations, and various other applicable Federal or state laws and regulations. The Company has a potential environmental liability with respect to NYSDEC's requirement that the Company submit a remedial plan for the completion of its petroleum storage tank removal project at its Dunkirk facility.

Potential Conflicts of Interest Arising from Certain Related Party Transactions

The Company has entered into consulting agreements with Mr. Beck, and with certain principal stockholders and affiliates of certain directors and principal stockholders of the Company, pursuant to which, among other things, certain of such persons received warrants and pursuant to which certain of such persons will be entitled to receive success fees upon the completion of certain project development activities. Such agreements may result in conflicts of interest for the directors and principal stockholders who are, or whose affiliates are, parties to such consulting agreements. The Company, however, does not believe that the existence of such agreements will interfere with the ability of the Company's directors to discharge their fiduciary duties to the Company's stockholders. See "Certain Relationships and Related Transactions".

Delinquent Periodic and Annual Reports

The Company is not current in its annual and periodic report filings required to be filed with the Securities and Exchange Commission (the "Commission"). As of the date of this Report, the Company has not filed any Quarterly Reports on Form 10-QSB required to be filed since the end of fiscal 1998. As a result, investors do not and may not have access to such information on a timely basis.

Outstanding Warrants and Options

As of March 1, 1999, the Company had outstanding (i) 9,200,462 Redeemable Class A Warrants to purchase an aggregate of 9,200,462 shares of Common Stock and Class B Warrants at an exercise price of $2.95 per share and 7,008,058 Redeemable Class B Warrants at an exercise price of $3.93 per share (all of the Company's outstanding Redeemable Class A Warrants and Redeemable Class B Warrants are referred to herein as the "Redeemable Warrants"); (ii) options previously held by D.H. Blair Investment Banking Corp. ("Blair") to purchase up to 306,700 shares of Common Stock and/or 608,204 Class A Warrants and/or 609,229 Class B Warrants at an exercise price of $6.16 per share of Common Stock, $0.07 per Class A Warrant and $0.07 per Class B Warrant; (iii) options to purchase an aggregate of 464,877 shares of Common Stock granted under the Company's Stock Option Plans at a weighted average exercise price of approximately $1.49 per share; (iv) non-qualified options to purchase 305,000 shares of Common Stock issued pursuant to the Company's Long-Term Plan (as defined below) at an exercise price of $0.78 per share (consisting of options to purchase 300,000 shares of Common Stock issued to Mr. Beck and options to purchase 5,000 shares of Common Stock issued to one other officer of the Company; (v) warrants to purchase an aggregate of 319,204 shares of Common Stock at a weighted average exercise price of approximately $4.90 per share issued prior to the IPO (as defined below); (vi) warrants to purchase an aggregate of 198,863 shares of Common Stock at a per share exercise price of $0.66 issued in connection with the 1997 Bridge Loan (as defined below); (vii) warrants to purchase an aggregate of 385,075 shares of Common Stock at a per share exercise price of $0.67 issued in connection with the Line of Credit Agreement; and (viii) non-qualified options to purchase 15,000 shares of Common Stock at an exercise price of $0.78 per share which are not part of any of the Company's option plans. Also, the Company had outstanding warrants to purchase 61,945 shares of Series A Preferred Stock at a per share exercise price of $9.82. The Company has reserved an aggregate of 690,000 shares of Common Stock for issuance under the Stock Option Plans and 710,000 shares of Common Stock under its Long-Term Plan (as defined below) as of the date of this Report. Holders of such warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by such warrants and options. In addition, the exercise of such warrants and options could have a material adverse effect on the market price of, and liquidity in the market for, shares of Common Stock. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected.

Risks of Penny Stock

The Company's securities are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by such rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of the holders of the Company's securities to sell in the secondary market any of such securities.

SEC regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Possible Volatility of Market Price of Common Stock

The market price of the Company's securities, like that of many other of development stage companies and many emerging companies, has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company's operating results, announcements by the Company or its competitors concerning technological innovations and new products or systems may have a significant impact on the market price of the Company's securities. In addition, the Company has recently experienced limited trading volume in its Common Stock.

Possible "Year 2000" Problems

Although the Company believes that its computer systems are fully Year 2000 compliant, it is possible that certain computer systems of the Company's suppliers and contractors may not accept input of, store, manipulate and output dates prior to the Year 2000 or thereafter without error or interruption. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correct processing date information as the Year 2000 approaches. However, there can be no assurance that the Company will identify all date-handling problems of its suppliers and contractors in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered. The expense of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company.

Item 2. Description of Properties

The Company owns its 230,000 square foot manufacturing facility in Dunkirk, New York. Such facility is subject to a first mortgage held by the New York Job Development Authority securing a promissory note issued to the Chautauqua Region Industrial Development Corporation, with respect to which approximately $287,648 principal amount was outstanding on June 30, 1998. In addition, such facility is subject to a second mortgage securing a promissory note issued to the former owner of the property as part of the purchase price therefor, with respect to which principal in the amount of approximately $256,457 was outstanding on June 30, 1998.

The Company recently relocated its headquarters to St. Augustine, Florida, and has entered into a 20 month lease for approximately 6,100 square feet of executive office space. The lease will expire in December 1999 and rent for such space is approximately $3,750 per month. The Company terminated its lease on approximately 4,700 square feet of office space in Orlando, Florida effective May 15, 1998.

APT currently leases approximately 21,400 square feet of manufacturing and warehouse space in St. Augustine, Florida. The leases will expire in February 2000 and rent is approximately $10,400 per month. The Company also leases approximately 700 square feet of space in Winter Park, Florida to be employed as a sales and marketing office. The lease will expire in February 2000 and the rent is approximately $1,565 per month.

In the opinion of the management of the Company, all of the properties described herein are adequately covered by insurance.

Item 3. Legal Proceedings

In June 1998, the Company settled a litigation, Conversion Technologies International, Inc. v. R.E. Williams and Company, Inc., commenced by the Company on October 26, 1995 in the Supreme Court of New York, County of Chautauqua, against a general contractor hired to construct the improved abrasives finishing area at the Dunkirk facility. Under the terms of the settlement, the Company was required to pay $75,000, which had been accrued in prior years, and to relinquish control of certain equipment, such equipment having had a net book value of $23,231.

In October 1998, the Company received threats of litigation from Stephen Archer, former Vice-President of Sales and Marketing - Industrial Materials and Gary Jellum, former Vice President of Administration. Both Mr. Archer and Mr. Jellum allege that they were constructively terminated by the Company. The Company believes that the threats of Messrs. Archer and Jellum are without merit and is prepared to defend itself against any claims made.

On October 22, 1998, MWW/Strategic Communications, Inc., a public relations firm, filed a demand for arbitration against the Company with the American Arbitration Association. MWW alleges that the Company owes it professional fees in the amount of $22,192.86 for services rendered. The matter is scheduled for an arbitration hearing in April, 1999.

In November 1998, Buchanan Ingersoll Professional Corporation filed a complaint in the Orange County Circuit Court of Florida (the "Circuit Court") against the Company. Buchanan Ingersoll, which until September 1998 acted as legal counsel to the Company, alleged that the Company owes it legal fees in the amount of $192,204.01. On March 11, 1999, the Circuit Court entered a final judgement in favor of Buchanan Ingersoll in the amount of $197,689.28.

The Company is not involved in any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock had been quoted on the Nasdaq SmallCap Market (the "SmallCap Market") under the symbol "CTIX" since May 16, 1996, the effective date of the Company's registration statement relating to its initial public offering of Common Stock (the "IPO"). On October 23, 1998, the Common Stock was delisted by Nasdaq and is currently listed on the Pink Sheets(R), a quotation medium operated by the National Quotation Bureau, LLC (the "Pink Sheets") under the symbol "CVTL". The following table sets forth, for each of the quarters indicated, the high and low bid prices per share of Common Stock as quoted on the SmallCap Market (source, the Nasdaq Stock Market). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

           Quarter Ended                  High                       Low
-------------------------------  ----------------------  -----------------------
         June 30, 1996                    $7.25                      $5.00

         September 30, 1996               $5.00                      $3.375

         December 31, 1996                $3.375                     $2.25

         March 31, 1997                   $2.625                     $1.375

         June 30, 1997                    $3.00                      $1.00

         September 30,1997                $1.75                      $1.3125

         December 31, 1997                $2.00                      $.75

         March 31, 1998                   $1.1875                    $.6875

         June 30, 1998                    $1.375                     $0.625

As of January 28, 1998, the Company had approximately 559 holders of record of Common Stock.

No dividends have ever been declared or paid on the Company's Common Stock, and the Company does not anticipate declaring or paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as previously reported, there were no unregistered securities sold by the Company during the fiscal year ended June 30, 1998.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since inception through June 30, 1998, the Company sustained cumulative losses of approximately $35,308,000. Such amount includes (i) a one-time, non-cash charge to operations of approximately $6,232,000 relating to the write-off of research and development (in-process) technologies that had not reached technological feasibility and, in the opinion of management, had no alternative use, which were purchased in conjunction with the Company's acquisition of Dunkirk in 1994, (ii) approximately $2,528,000 expensed as process development costs related to research and development of the Company's CRT glass processing and ALUMAGLASS(R) product lines, (iii) a non-cash charge to operations of approximately $5,712,000 relating to the write-off of non-productive fixed assets during the quarter ended June 30, 1997, (iv) an extraordinary item from the gain on debt retirement of approximately $6,425,000 during the fiscal year ended June 30, 1998, (v) a non-cash charge to operations of approximately $4,913,000 for the write down of property, plant and equipment held for sale during the quarter ended June 30, 1998, and (vi) other expenses, net of revenue, of approximately $22,348,000. The Company will continue to incur losses until such time as revenues are sufficient to fund its continuing operations.

The Company has taken a number of recent steps in an effort to preserve cash, reduce its costs and increase revenues. In September 1997, the holders of Dunkirk's $8,000,000 Chautauqua County Industrial Development Agency Solid Waste Disposal Facility Bonds (the "IDA Bonds") retired the IDA Bonds in exchange for a cash payment of $1,620,000 and the balance of the related debt service reserve fund of $194,000. The cash payment was made utilizing proceeds from a private placement of Series A Preferred Stock which occurred beginning in August 1997. This forgiveness resulted in a net pretax gain to the Company of approximately $5,862,000, which is reported as an Extraordinary Item in the Company's financial statements.

In December 1997, the ESDC, which had previously been assigned approximately $1,888,000 principal amount of debt plus accrued interest of approximately $82,000 owed by Dunkirk to Key Bank (in consideration for its payment thereof as guarantor), granted the Company a debt forgiveness of $500,000. Also, the balance of the related debt service reserve fund of approximately $459,000 was applied against the outstanding principal and accrued interest. ESDC also agreed to defer all interest payments due under the loan through July 1, 1998 and to defer all principal payments due under the loan through January 1, 1999, with interest continuing to accrue on such deferred amounts and payable monthly beginning July 1998 through December 2001. This forgiveness resulted in a net pretax gain to the Company of approximately $271,000, which is reported as an Extraordinary Item in the Company's financial statements. The Company is currently negotiating with the ESDC regarding an additional debt forgiveness in exchange for a payment by the Company representing the repayment in full of the balance of the debt. There can be no assurance that such negotiations will be successful.

During fiscal 1998, the Company also negotiated various settlements with certain of its vendors. These settlements resulted in the vendors forgiving approximately $292,000 in accounts payable which resulted in a pretax gain to the Company of the same amount, which is reported as an Extraordinary Item in the Company's financial statements.

Raw material costs are expected to be reduced through the use of third party tollers and the application of lower cost alternative substrates and coating materials. Investments in product development have been curtailed and investments in sales and marketing will be increased. Manufacturing and operating overheads have also been reduced through payroll reductions and savings associated with non-productive equipment and processes that have been shut-down, such as the Company's Dunkirk facility. The Company has begun to sell amounts of the decorative particles produced by APT and hopes to increase revenue from this product line. The Company will also strive to increase sales of other abrasives and aggregates as it implements new marketing efforts. Implementation of the Company's business plan, however, is subject to obtaining the necessary financing.

Because the Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency at June 30, 1998, the Report of Independent Auditors includes an explanatory paragraph indicating there is substantial doubt as to the Company's ability to continue as a going concern. See Report of Independent Auditors.

Results of Operations

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997.

Consolidated revenues for fiscal 1998 were approximately $1,898,000 consisting primarily of CRT glass recycling fees and related clean cullet sales of approximately $1,275,000, ALUMAGLASS(R) sales of approximately $321,000 and decorative particles and performance aggregates sales of approximately $302,000. For the year ended June 30, 1997 ("fiscal 1997"), the Company had consolidated revenues of approximately $1,429,000, of which approximately $248,000 was derived from sales of ALUMAGLASS(R) and $1,181,000 was derived from CRT recycling fees. This change in revenue during fiscal 1998 primarily reflects the $302,000 from the decorative particles and performance aggregates business, which was not operating in fiscal 1997. As a result of the Company's shift in focus away from the CRT recycling business in favor of decorative particles and performance aggregates, the Company anticipates that CRT revenue will significantly decrease in future periods.

Cost of goods sold was approximately $2,703,000 for fiscal 1998 versus approximately $3,952,000 for the prior fiscal year, representing a decrease of approximately $1,249,000 despite the increase in revenues of $469,000. This decrease was caused by a number of factors, including (i) a decrease of $1,020,000 as a result of discontinuing the melter operations and writing off the assets associated therewith during the last quarter of fiscal 1997, (ii) a net decrease in the charge to operations of $174,000 for the change in the reserve for disposal costs for the unprocessed waste materials on hand, (iii) a decrease of $249,000 due to the reduced level of operations in the abrasives finishing department, (iv) a decrease of $195,000 from the reduced level of operations in the CRT glass recycling department due to the Dlubak subcontract agreement, and
(v) an increase of $407,000 from the operations of the decorative particles business which started production in fiscal 1998.

The Company's gross margin improved by $1,718,000 to a loss of $805,000 for fiscal 1998 from a loss of $2,523,000 for fiscal 1997 as a result of the $469,000 increase in revenues and the $1,249,000 decrease in cost of goods sold.

Selling, general and administrative expenses decreased by $1,195,000 to $2,724,000 for fiscal 1998, as compared to $3,919,000 for fiscal 1997. This decrease was primarily the result of a $1,523,000 decrease in professional fees and financial printing costs relating to the proposed merger with Octagon, Inc., which was terminated at the end of fiscal 1997 and a $316,000 decrease in salaries and related fringe costs. These decreases were partially offset by a $664,000 cost recorded for the value of the Series A Preferred Stock issued to purchasers who took part in the private placement thereof.

A charge against operations of approximately $4,913,000 was recorded in the fourth quarter of fiscal 1998 to write down the property, plant and equipment at the Dunkirk plant to its estimated disposal value as a result of the Company's determination to sell that facility. In the comparable quarter of the prior fiscal year a charge against operations of approximately $5,712,000 was recorded to write down fixed assets to their estimated fair market value for processes which had been shut down and no longer were viable for the foreseeable future.

Interest expense decreased by $725,000 to $552,000 for fiscal 1998 from $1,277,000 for fiscal 1997. The decrease was primarily attributable to a $841,000 decrease in interest expense due mainly to the reduction in debt from the repayment and forgiveness described in the above overview section, offset by a $98,000 charge from the amortization of discount on notes payable issued in fiscal 1998.

The Company recorded an extraordinary item for the gain on debt retirement of $6,425,000 in fiscal 1998. This resulted from a gain of $5,862,000 on the retirement of Dunkirk's Chautauqua County Industrial Development Agency Bonds, a gain of $271,000 for the debt forgiveness granted the Company by the ESDC and a gain of $292,000 for the accounts payable forgiveness granted the Company by certain of its vendors in negotiated settlements.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from private debt and equity financings and the proceeds of the IPO. Presently, the Company has limited revenue, has suffered recurring losses from operations and has a net capital deficiency. The Company is also in default on principal and interest payments with respect to substantially all of its outstanding indebtedness for borrowed money other than indebtedness under the Line of Credit. The Company has an immediate need for financing. Management has implemented operational changes and has restructured certain debt; however, management cannot predict the success of these operational changes. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. These issues also create an uncertainty as to the recoverability of recorded assets and satisfaction of liabilities. At

June 30, 1998, the Company had approximately $2,524,000 in principal amount of indebtedness (excluding amounts borrowed under the Line of Credit and capital lease obligations) and net working capital deficiency of approximately $4,309,000. As of June 30, 1998, the Company had cash and marketable securities of approximately $168,000.

In August, September and December 1997, the Company raised net proceeds of $4,523,302 (after deducting the placement agent's commissions and non-accountable expense allowance and other transaction expenses) from a private placement of Series A Preferred Stock. An aggregate of 553,000 shares of Series A Preferred Stock were issued. In April 1998, an additional 66,360 shares of Series A Preferred Stock were issued to the purchasers of the private placement as described in Note 7 to the Financial Statements. Each share of Series A Preferred Stock is currently convertible into twenty shares of Common Stock (after giving effect to an anti-dilution adjustment resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998). Of the net proceeds, $1,620,000 was used to redeem the IDA Bonds and $500,000 plus accrued interest was used to repay the 1997 Bridge Loan (as defined below), with the remainder used for general working capital purposes, including accrued payables.

In July 1997, the ESDC was assigned approximately $1,888,000 outstanding principal amount of term loans (plus accrued interest) owed by Dunkirk to Key Bank. In December 1997, the ESDC granted the Company a debt forgiveness of $500,000. Also, the balance of the related debt service reserve fund of approximately $459,000 was applied against the outstanding principal and accrued interest resulting in a principal balance of $1,032,798. ESDC also agreed to defer all interest payments due under the loan through July 1, 1998 and to defer all principal payments due under the loan through January 1, 1999, with interest continuing to accrue on such deferred amounts and payable monthly beginning July 1998 through December 2001. The Company is currently in payment default on amounts owed to ESDC.

In July and August 1997, the Company borrowed from the Funds an aggregate of $500,000 (the "1997 Bridge Loan") which was used by the Company for general working capital purposes. On September 8, 1997, the 1997 Bridge Loan was repaid, together with accrued interest at the rate of 12% per annum, out of the proceeds of the Series A Preferred Stock private placement. In connection with the 1997 Bridge Loan, the Company issued to the Funds warrants to purchase 198,863 shares of Common Stock at an exercise price equal to $0.66 per share (after giving effect to anti-dilution adjustments resulting from the sale of the Series A Preferred Stock, the issuance of the additional shares of Series A Preferred Stock in April 1998 and the reset of the conversion price of the Series A Preferred Stock on December 8, 1998). See "Certain Relationships and Related Transactions."

In September 1997, the $8,000,000 principal amount of the IDA Bonds were retired in exchange for a cash payment of $1,620,000 and the balance of the related debt service reserve fund of $194,000.

As of June 30, 1998, the Company had approximately $2,524,000 in principal amount of indebtedness (excluding amounts borrowed under the Line of Credit and capital lease obligations), consisting of (i) approximately $1,183,000 outstanding principal amount under the term loan with the ESDC, which bears interest at the prime rate and is payable in monthly installments through December 2001 (subject to the deferral through July 1, 1998 described above),
(ii) approximately $637,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (iii) approximately $704,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's indebtedness is secured by liens on its fixed assets. The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such indebtedness contain customary covenants and default provisions.

In May 1998, the Company entered into the Credit Agreement for the Line of Credit (which, as amended, provides for up to $1,290,000 principal amount of loans) pursuant to which the Company had borrowed $610,000 as of June 30, 1998 and the balance during the first and second quarters of fiscal 1999. The borrowings are secured by the receivables and inventory of the Company and accrue interest at an annual rate of 12%. In connection with the Line of Credit, as amended, the Company issued to the lenders warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price of $0.67 (after giving effect to the antidilution adjustment as of December 8, 1998), subject to vesting as the borrowings occurred. As of January 13, 1999, the Company had borrowed an additional $90,000 under the Line of Credit and the Credit Agreement was amended to reflect the increased borrowing, although formal documentation of the amendment has not been fully executed. On February 16, 1999, the Funds provided the Aries Interim Financing to the Company in the amount of up to $150,000 ($135,000 of which has been drawn upon), although formal documentation of the Aries Interim Financing has not been fully executed. During the period commencing September 1998 and terminating in February 1999, Eckardt C. Beck, the Acting President and Chief Executive Officer of the Company, provided loans to the Company or did not receive accrued compensation, aggregating $190,000. The loans accrue interest at the rate of 12% per year and are due upon demand but in no event later than September 1, 1999. See "Certain Relationships and Related Transactions."

The Company's capital lease payments were approximately $49,000 for the year ended June 30, 1998 and are estimated to be approximately $27,000 and $16,000 for the fiscal years ending June 30, 1999 and 2000, respectively, under current commitments. The Company has no other material commitments for capital expenditures.

The Company receives waste materials for processing into finished goods inventory, which then can be sold to its customers. The Company has recorded a reserve for disposal for the probable disposal costs of waste material it has received which cannot be processed through the Company's current processing methods, net of the amount of deferred revenue recorded with respect to such materials. The Company is continually attempting to refine existing processes to increase yields and/or develop new processes for the waste materials on hand which have not been able to be processed. The Company records a disposal reserve with respect to materials it cannot process because it is probable it will incur these costs on the ultimate disposition of the waste materials. The Company estimates that the disposal costs for material received by the Company that the Company cannot process, if and when incurred, will exceed the fees the Company was paid to accept such materials.

The Company had 2,035 tons of unprocessed waste materials on hand as of June 30, 1998, compared to 6,732 tons on June 30, 1997. The Company's disposal reserve was $515,000 as of June 30, 1998, compared to $713,000 at June 30, 1997. The decrease in unprocessed waste materials on hand, and related decrease in reserve for disposal, resulted primarily from applying certain manual and "off-line" processing efforts to certain types of unprocessed CRT glass which were processed and then purchased by a customer of the Company. Such decreases in the reserve have been credited against operations.

The Company has federal net operating loss carryforwards that amounted to approximately $20 million at June 30, 1998, which expire between 2006 and 2013. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carryforwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to historical equity financings, as well as currently contemplated equity financings, the Company's ability to utilize its net operating loss carryforwards could be severely limited.

Pending Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Neither FAS 130 nor FAS 131 is expected to have a material effect on the Company's financial statements.

Year 2000 Compatibility

The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs or computer-assisted systems that recognize a date using "00" as the year 1900 rather than the Year 2000 could result in errors or systems failures. It is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer and other technological systems will face in correctly processing date information as the Year 2000 approaches. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

Item 7. Financial Statements

See Financial Statements annexed.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As previously reported on Form 8-K, on June 10, 1998, the Company and Ernst & Young LLP, the Company's then independent auditors, mutually agreed to terminate their relationship. In connection with its audits for each of the two years in the period ended June 30, 1997 and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. Ernst & Young LLP's report on the Company's financial statements for each of the two years in the period ended June 30, 1997, contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope or accounting principles, except that Ernst & Young LLP's report on the Company's consolidated financial statements for the fiscal year ended June 30, 1997 included an explanatory paragraph that the Company had generated only minimal revenue, incurred significant losses and had a working capital deficiency and stockholders' deficiency, which conditions raised substantial doubt about the company's ability to continue as a going concern. Such report also stated that the financial statements did not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

In August 1998, the Company engaged BDO Seidman, LLP, to serve as the Company's independent auditors. The decision to change accountants was recommended by the Audit Committee of the Company's Board of Directors and such recommendation was approved by the Company's Board of Directors.

                                    PART III

Item 9. Directors, Executive Officers; Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Eckardt C. Beck, Douglas M. Costle, Stephen D. Fish, Peter H. Gardner, Alexander
P. Haig, and Irwin M. Rosenthal are the members of the Board of Directors of the Company.

The Officers of the Company are:

     Eckardt C. Beck                     Chairman of the Board, Acting President
                                         and Chief Executive Officer

     John G. Murchie                     Acting Chief Financial Officer and
                                         Controller

      The name, business address, present principal occupation of employment and five (5) year employment history of each of the directors and executive officers of the Company are set forth below. All such individuals are citizens of the United States unless otherwise indicated.

                                         Position(s) with the Company; Principal
                                         occupation or Employment; Five (5) Year

Name, Age and Business Address           Employment History
------------------------------           ------------------

Eckardt C. Beck (56)                     Mr. Beck has been acting as President
Conversion Technology                    and Chief Executive Officer of the
  International, Inc.                    Company since October, 1998. Mr. Beck
7 San Bartola Drive                      has been a director of the Company
St. Augustine, FL 32086                  since February 1995 and Chairman of the
                                         Board since February 1997. Mr. Beck
                                         also served as Acting President and
                                         Chief Executive Officer from June to
                                         August 1997. Mr. Beck served as the
                                         Chairman and Chief Executive Officer of
                                         Air & Water Technologies Corporation
                                         from October 1987 through June 1994 and
                                         as director from June 1990 through
                                         November 1994. Mr. Beck has served as
                                         Chairman and Chief Executive Officer of
                                         other environmental technologies
                                         companies prior to 1987. Mr. Beck also
                                         served as the Assistant Administrator
                                         of the United States Environmental
                                         Protection Agency in charge of the
                                         national water and waste programs and
                                         as the Regional Administrator of EPA
                                         Region 2.

Douglas M. Costle (59)                   Mr. Costle was appointed to the
Rural Route #2, Box 480                  Company's Board of Directors in October
Woodstock, VT 05091                      1997. Mr. Costle has been a director of
                                         Niagara Mohawk Power Corporation, a
                                         publicly-held utility company, since
                                         January 1991. Mr. Costle is currently a
                                         director of several privately-held
                                         technology companies and is an
                                         Independent Trustee of John Hancock
                                         Mutual Funds. Retired since 1992, Mr.
                                         Costle served as Dean of Vermont Law
                                         School from 1987 to 1992 and is a
                                         former Administrator of the U.S.
                                         Environmental Protection Agency.

Stephen D. Fish (53)                     Mr. Fish was appointed to the Company's
Fish Enterprises                         Board of Directors in October 1997. Mr.
302 West Main Street, Suite 155          Fish has been President of Fish
Avon, CT 06001                           Enterprises, a privately-held real
                                         estate development and management
                                         company, since 1970. Mr. Fish also
                                         serves on the Advisory Board of Fleet

                                         Bank of Connecticut.

Peter H. Gardner (32)                    Mr. Gardner has been a director of the
Media Technology Ventures                Company since October 1995. Since
1 First Street, Suite 2                  January 1998, Mr. Gardner has been a
Los Altos, CA 94022                      principal of Media Technology Ventures,
                                         a privately-held venture capital firm.
                                         From July 1994 through December 1997,
                                         Mr. Gardner was a Vice President of
                                         Technology Funding Inc., the Managing
                                         General Partner of two investment funds
                                         which are stockholders of and
                                         consultants to the Company. See
                                         "Security Ownership of Certain
                                         Beneficial Owners, Directors and
                                         Management" and "Certain Relationships
                                         and Related Transactions." Mr. Gardner
                                         held the position of Project Leader and
                                         Project Scientist at Roy F. Weston,
                                         Inc., an environmental engineering
                                         firm, from June 1990 through August
                                         1993. Mr. Gardner was pursuing a
                                         graduate degree in business
                                         administration between September 1993
                                         and June 1995.

Alexander P. Haig (46)                   Mr. Haig has been a director of the
Sky Station International                Company since May 1996. Since February
1824 "R" Street, N.W.                    1996, Mr. Haig has been President and
Washington, D.C. 20009                   Chief Operating Officer of Sky Station
                                         International Inc., a privately-held
                                         telecommunications company. Mr. Haig
                                         has served since 1988 as a principal
                                         and legal counsel to Worldwide
                                         Associates, Inc., a privately-held
                                         business adviser to both United States
                                         and foreign countries for marketing and
                                         sales activities. Prior to 1988, Mr.
                                         Haig was an attorney in private
                                         practice.

Irwin M. Rosenthal (70)                  Mr. Rosenthal was appointed as a
Graham & James LLP                       director of the Company in May 1996.
885 Third Avenue, 21st Floor             Mr. Rosenthal is an attorney and since
New York, N.Y. 10022                     1960 has specialized in securities law.
                                         He is currently a partner at Graham &
                                         James LLP. Prior to July 1998, Mr.
                                         Rosenthal was a partner at Rubin Baum
                                         Levin Constant & Friedman. Mr.
                                         Rosenthal serves as Secretary and as a
                                         director of Magar Inc. a private
                                         investment firm ("Magar"), of which he
                                         is a principal stockholder. Mr.
                                         Rosenthal is also a director of
                                         Magna-Lab, a publicly-traded chemical
                                         and medical technology company. He is
                                         also a director of Life Medical
                                         Sciences, Inc., a publicly-traded
                                         medical technology
                                         company and Echocath, Inc., a
                                         publicly-traded medical technology
                                         company.

John G. Murchie (61)                     Mr. Murchie has been the Acting Chief
Conversion Technology                    Financial Officer of the Company since
   International, Inc.                   January 1998, and Controller since
7 San Bartola Drive                      September 1997. From February 1995 to
St. Augustine, FL 32086                  September 1997, Mr. Murchie was the
                                         Controller and Chief Administrative
                                         Officer of Dunkirk. From February 1994
                                         to February 1995, Mr. Murchie worked on
                                         a full time basis for Dunkirk as a
                                         consultant and was not otherwise
                                         employed. From November 1985 to
                                         February 1994, Mr. Murchie was employed
                                         by Rich Products Corporation, a
                                         privately-held food products company,
                                         in various financial positions. Mr.
                                         Murchie received a B.S. in Business
                                         Administration from Miami University of
                                         Ohio.

All directors of the Company are elected by the stockholders, or in the case of a vacancy, by the directors then in office, to hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified or until their earlier resignation or removal.

Board Committees

The Board of Directors has established four committees - the Audit Committee, the Compensation Committee, the Fairness Committee and the Nominating Committee. The Audit Committee oversees the activities of the Company's independent auditors and reviews the Company's internal accounting procedures and controls. The Compensation Committee makes recommendations to the Board with respect to general compensation and benefit levels for employees, determines the compensation and benefits for the Company's executive officers and administers the Company's stock option and incentive plans. The Nominating Committee makes recommendations to the Board with respect to candidates to fill vacancies on the Board, recommends an appropriate slate of candidates for election each year, and reviews senior officer candidates. Stockholders wishing to nominate director candidates for consideration may do so by writing to the Nominating Committee at the Company at 7 San Bartola Drive, St. Augustine, Florida, 32086. The Fairness Committee makes recommendations to the Board with respect to transactions involving relating parties, oversees trading and SEC compliance procedures and addresses corporate governance issues. The current members of these Committees are:

Audit Committee: Irwin M. Rosenthal and Douglas M. Costle

Compensation Committee: Peter H. Gardner and Douglas M. Costle

Fairness Committee: Alexander P. Haig and Stephen D. Fish

Nominating Committee: Peter H. Gardner and Douglas M. Costle

Limitation of Liability and Indemnification Matters

The Company's Certificate of Incorporation contains provisions to indemnify its directors and officers to the fullest extent permitted by Delaware law, and also includes provisions to eliminate the personal liability of the directors and officers of the Company and its stockholders to the fullest extent permitted by Delaware law. Under current law, such exculpation would extend to an officer's or director's breaches of fiduciary duty, except for (i) breaches of such person's duty of loyalty, (ii) those instances where such person is found not to have acted in good faith and (iii) those instances where such person received an improper personal benefit as a result of such breach.

The Company's bylaws provide that the Company may indemnify any person, including officers and directors, with regard to any action or proceeding to the fullest extent permitted under Delaware law.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company knows of no late filings pursuant to Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended June 30, 1998, 1997 and 1996 to Eckardt C. Beck, the Company's Acting President and Chief Executive Officer and who served as the Company's chief executive officer during a portion of fiscal 1998, and William L. Amt, who also served as the Company's chief executive officer during a portion of fiscal 1998 (collectively, the "Named Executive Officers"). No other executive officer received annual compensation in excess of $100,000 for fiscal 1998.

                                                                                 Long Term
                                                                                Compensation
                                                                            Awards          Payouts
                                                                    ---------------------   -------
                                                        Other       Securities Underlying                  All
     Name and          Fiscal     Salary     Bonus      Annual             Options/          LTIP         Other
Principal Position      Year        ($)       ($)    Compensation            SARs           Payouts    Compensation
------------------     ------     ------     -----   ------------   ---------------------   -------    ------------
Eckardt C. Beck         1998        --        --      85,677(1)           300,000(2)                        --
Acting President        1997     52,000(1)    --                           10,121(3)                        --
& Chief Executive       1996      12,000      --                                                            --
Officer from June
1997 to August
1997

William L. Amt          1998    146,667(4)    --          --              300,000(2)                        --
Former President        1997        --        --          --                  --                            --
and Chief               1996        --        --          --                  --                            --
Executive Officer

----------

(1) Mr. Beck has served as Chairman since February 1997, and as Acting President and Chief Executive Officer from June 1997 to August 1997 and from October 1998 through the present. Compensation represents consulting fees pursuant to his Consulting Agreement with the Company. See "Certain Relationships and Related Transactions." Mr. Beck currently has accrued for his benefit $10,000 per month under the Consulting Agreement.

                                              (footnotes continued on next page)

(2) Represents options granted in July and August 1997 pursuant to the Company's 1996 Long-Term Plan which vest 20% at date of grant and 20% for each of the next four years, expire on the seventh anniversary of the dates of grant and have an exercise price of $0.78 per share.

(3) Represents options granted in July and October 1996 pursuant to the Company's Non-Employee Plan. All options vest one year from date of grant and have an exercise price of $0.78 per share.

(4)   Mr. Amt ceased being an officer of the Company in October 1998.

Option Plans

The Company maintains an Employee Stock Option Plan (the "Employee Plan"), a Non-Employee Director Stock Option Plan (the "Non-Employee Plan") and a Long Term Employee Incentive Plan (the "Long-Term Plan"). Under the Employee Plan and the Non-Employee Plan stock options may be granted at the discretion of the Board of Directors. Under the Long-Term Plan, stock options, stock awards or cash awards may be granted at the discretion of the Board of Directors.

The Company has reserved 440,000, 250,000 and 710,000 shares, respectively, of its Common Stock for issuance upon the exercise of options and awards granted under the Employee, Non-Employee and Long-Term Plans, respectively. At June 30, 1998, the Company has reserved 1,414,392 shares of Common Stock for the exercise of all options granted.

Under the Non-Employee Plan, options to purchase an aggregate of 167,918 shares are outstanding as of March 1, 1999. These options vest in full one year after the date of grant and expire ten years from the date of grant.

Under the Employee Plan, options to purchase an aggregate of 296,959 shares are outstanding as of March 1, 1999. These options vest one-third on each of the first three anniversaries of the date of grant and expire on the seventh anniversary of the date of grant.

Under the Long-Term Plan, options to purchase an aggregate of 305,000 shares are outstanding and an additional 90,000 shares have been granted, exercised, and are outstanding. The options granted under the Long-Term Plan vest 20% at date of grant and 20% for each of the next four years and expire on the seventh anniversary of the date of grant.

The Company grants stock options for the Employee Plan and Non-Employee Plan at exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant.

Repricing of Options

In January 1998, the Board of Directors of the Company determined that the purposes of the Non-Employee and the Long Term Plans were not being adequately achieved with respect to those employees and directors holding options that were exercisable above current market value and that it was essential to the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and directors. The Board concluded that such retention was particularly important given the Company's financial situation at that time and that a cost-effective approach to retention and motivation was required. The Board further determined that it would be in the best interests of the Company and the Company's shareholders to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value. Accordingly, on January 27, 1998, the Company reduced the exercise price of certain options granted under the Non-Employee Plan for 21,580 shares (11,338 for Mr. Beck, 5,121 for Mr. Haig, and 5,121 for Mr. Rosenthal) to $0.78 per share from exercise prices ranging from $3.125 to $5.00 per share. Additionally, the Company reduced the exercise price of all options granted under Long-Term Plan for 600,000 shares (300,000 for each of Messrs. Beck and Amt) to $0.78 per share from an exercise price of $1.375 per share.

Option/SAR Grants in Last Fiscal Year

The following table sets forth the options granted to the Named Executive Officers during the fiscal 1998.

Stock Option Tables

                   Number of     Percent of Total
                   Securities      Options/SARs
                   Underlying       Granted to
                  Options/SARs     Employees in    Exercise or Base   Expiration
Name              Granted(1)      Fiscal Year(1)     Price ($/Sh)        Date
---------------   ------------   ----------------  ----------------   ----------
Eckardt C. Beck    300,000(2)         28.9%             $1.375          7/22/04
William L. Amt     300,000(3)         28.9%             $1.375          8/1/04

----------
(1) The Company granted options to purchase an aggregate of 1,037,500 shares of Common Stock during fiscal 1998.

(2) Granted on July 22, 1997 pursuant to the Company's Long-Term Plan which vest 20% at date of grant and 20% for each of the next four years and expires on the seventh anniversary of the date of grant. On January 27, 1998 the exercise price was reduced to $0.78 per share. Options not vested at time of resignation are forfeited pursuant to option terms.

(3) Granted on August 1, 1997 pursuant to the Company's Long-Term Plan which vest 20% at date of grant and 20% for each of the next four years and expires on the seventh anniversary of the date of grant. On January 27, 1998 the exercise price was reduced to $0.78 per share. Options not vested at time of resignation are forfeited pursuant to option terms.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth information (on an aggregate basis) concerning each exercise of stock options during fiscal 1998 by each of the Named Executive Officers and the final year-end value of unexercised options. The table reflects options exercisable within 60 days of the date of this Report.

                                                        Number of
                                                       Securities                  Value of
                                                       Underlying                 Unexercised
                                                       unexercised              "In-the-Money"
                                                     Options/SARs at            Options/SARs at
                                                     Fiscal Year-End          Fiscal Year-End (2)
                                                 ------------------------   -------------------------
                       Shares
                      Acquired        Value                    Unexercis-                 Unexercis-
Name              on Exercise(1)   Realized(1)   Exercisable      Able      Exercisable      Able
---------------   --------------   -----------   -----------   ----------   -----------   -----------
Eckardt C. Beck         --             --          131,338      180,000       $24,659         $33,795
William L. Amt          --             --          120,000      180,000       $22,530         $33,795

(1) As of the date of this Report, none of the Named Executive Officers have exercised any of their options.
(2) Calculated based on the difference between the exercise price and the closing price of a share of the Common Stock on the Nasdaq Small Cap Market on June 30, 1998.

401(k) Plan

The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements effective August 1, 1998. The Company's contribution to the plan is determined by the Board of Directors and is limited to a maximum of 100% of the employee's contribution and 6% of the Employee's compensation. No contributions were made to the plan for the fiscal years ended June 30, 1998 and 1997.

Compensation of Directors

In fiscal 1998, directors who were full-time employees of the Company received no cash compensation for services rendered as members of the Board or committees thereof. Directors who were not full-time employees of the Company received reimbursement of out-of-pocket expenses for attendance at Board meetings. Pursuant to the Non-Employee Plan, the Company issued to non-employee directors options to purchase an aggregate of 135,000 shares of Common Stock during fiscal 1998. Options for 40,000 shares vested at grant date, 45,000 shares vest one year from grant date, and 25,000 vest on each of the following two anniversary grant dates and contain exercise prices of between $0.781 and $1.875 per share. Non-Employee directors received no other compensation for their services as directors.

Employment and Consulting Arrangements

The Company entered into a Consulting Agreement with Eckardt C. Beck in March 1995, which was amended in February 1997, August 1997 and July 1998 (as amended, the "Consulting Agreement") (formal documentation of the July 1998 amendment has not been fully executed). Pursuant to the Consulting Agreement, Mr. Beck has agreed to, among other things, assist the Company in strategic planning, business development, investor relations, fund raising and such other activities as shall be reasonably requested by the Board and within Mr. Beck's areas of expertise. Mr. Beck will accrue and/or receive a monthly salary of $10,000 pursuant to the Consulting Agreement until its expiration in August 2000.

In June 1997, the Company entered into a consulting agreement with Harvey Goldman (the "Goldman Consulting Agreement"), former Vice-Chairman, President and Chief Executive Officer of the Company, which terminated his prior employment agreement with the Company and contains mutual releases for any claims under such prior agreement. Pursuant to the Goldman Consulting Agreement, Mr. Goldman has agreed to, among other things, assist the Company in project development, strategic planning and such other activities as shall be reasonably requested by the Board of Directors and within Mr. Goldman's areas of expertise. Mr. Goldman was entitled to receive a monthly consulting fee of $10,000 pursuant to the Goldman Consulting Agreement through June 1998. In the event that the Company fails to pay the consideration due under the Goldman Consulting Agreement, Mr. Goldman retains all rights that he had under his prior agreement with respect to termination. See "Certain Relationships and Related Transactions."

In August 1997, the Company entered into a one-year employment agreement with William L. Amt which provided for automatic one-year renewal options unless contrary written notice is given by either party. In October 1998, Mr. Amt resigned from his position as President and Chief Executive Officer under this agreement. Under the terms of the employment agreement, which included confidentiality and non-competition provisions, Mr. Amt received an annual salary of $160,000, subject to increase at the discretion of the Board. Both the Company and Mr.

Amt had the right to terminate the employment agreement at any time by providing written notice to the other party. Mr. Amt was granted non-qualified stock options to purchase 300,000 shares of Common Stock, the exercise price of which was repriced from $1.375 to $0.78 per share in January 1998. See Option/SAR Grants in Last Fiscal Year." Twenty percent (20%) of such options were vested immediately and twenty percent (20%) of such options will vest on the first, second, third and fourth anniversary of the date of issuance. See "Certain Relationships and Related Transactions."

In January 1998, Jack D. Hays, Jr. and Richard H. Hughes ceased to be executive officers of the Company. In connection with the termination of their employment with the Company, each of Mr. Hays and Mr. Hughes entered into a Termination Agreement with the Company. The Termination Agreements (i) terminate the Employment Agreements between the Company and Mr. Hays and Mr. Hughes (except with respect to continued indemnification as former officers of the Company and confidentiality obligations of Mr. Hays and Mr. Hughes), (ii) provide that Mr. Hays and Mr. Hughes forfeit all stock options held by them whether or not vested, (iii) provide that each of them will receive a cash payment of $18,000 in full satisfaction of accrued salary and any other amounts otherwise due under their Employment Agreements, (iv) contain a release by Mr. Hays and Mr. Hughes with respect to any and all claims against the Company and (v) require Mr. Hays and Mr. Hughes to refrain from soliciting any employees of the Company. The Company has also entered into a Manufacturer's Representative Agreement with an entity formed and owned by such former officers pursuant to which they will continue to perform marketing services for the Company. Pursuant to such Manufacturer's Representative Agreement, such entity was to receive compensation on a commission basis with respect to its sales of the Company's products. The Company terminated the Manufacturer's Representative Agreement effective August 1, 1998. See "Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 1, 1999, certain information as to the stock ownership and voting power of all persons (or groups of persons) known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, each director of the Company, each of the executive officers included in the Summary Compensation Table and all directors and executive officers as a group.

                                               Number of Shares     Percentage of Voting
Name of Beneficial Owner(1)                 Beneficially Owned(2)         Power(3)
---------------------------                 ---------------------   --------------------
Eckardt C. Beck(4)                                  369,171                 2.1

Peter H. Gardner(5)                                  46,338                  *

Alexander P. Haig(6)                                 15,121                  *

Douglas M. Costle(7)                                 15,000                  *

Stephen D. Fish(8)                                  463,000                 2.6

Irwin M. Rosenthal(9)                                15,121                  *

John G. Murchie(10)                                  36,063                  *

All officers and directors as a group (7
  persons)(11)                                      959,814                 5.3

Technology Funding Venture Partners V, An
   Aggressive Growth Fund, L.P.(12)               1,547,266                 8.4

The Aries Fund,
   a Cayman Islands Trust(13)
   787 7th Avenue
   48th Floor
   New York, New York 10019                       2,175,891                11.7

Aries Domestic Fund, L.P.(14)
   787 7th Avenue, 48th Floor
   New York, New York 10019                       1,268,697                 6.9

Porter Partners, L.P.(15)
    100 Shoreline, Suite 211B
    Mill Valley, California 94941                   896,000                 5.0

P.A.W. Offshore Fund, Ltd.(16)
   90 Mees Pierson
   904 East Bay Street
   P.O. Box 55-6233
   Nassau, Bahamas                                1,120,000                 6.3

----------
* Less than one percent.

(1) Unless otherwise indicated and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such stockholder. Unless otherwise indicated, the address of each stockholder is c/o Conversion Technologies International, Inc., 7 San Bartola Drive, St. Augustine, Florida 32086.

(2) The number of shares beneficially owned by each person named in the table includes shares held by each individual of (i) the Company's Common Stock;
      (ii) the Company's Series A Preferred Stock, as converted into Common Stock; (iii) Series A Preferred Stock subject to warrants that are presently exercisable, as converted into Common Stock; and (iv) Common Stock subject to options or warrants that are presently exercisable or exercisable within 60 days of March 31, 1999.

                                              (footnotes continued on next page)

(3) Applicable percentage of voting power is based on the 17,863,645 shares of Common Stock outstanding as of March 31, 1999. That number is comprised of 5,603,045 outstanding shares of Common Stock and 12,260,600 shares of Common Stock issuable upon conversion of 613,030 outstanding shares of Series A Preferred Stock. Shares of Series A Preferred Stock and Common Stock subject to options and warrants that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options and warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4) Includes 13,833 shares of Common Stock held and 224,000 shares of Common Stock issuable upon conversion of 11,200 outstanding shares of Series A Preferred Stock. Also includes currently exercisable options to purchase 131,338 shares of Common Stock. Excludes options to purchase 180,000 shares of Common Stock which are not exercisable within 60 days. The address of such stockholder is 6345 NW 26th Terrace, Boca Raton, Florida 33496.

(5) Includes currently exercisable options to purchase 46,338 shares of Common Stock. Excludes options to purchase 10,000 shares of Common Stock which are not exercisable within 60 days. Mr. Gardner was formerly an Investment Officer at Technology Funding, Inc. ("TFI"), the Managing General Partner of Technology Funding Partners III, L.P. ("TFP III") and Technology Funding Partners V, an Aggressive Growth Fund, L.P. ("TFVP V"). Mr. Gardner disclaims beneficial ownership of all securities of the Company owned by TFP III and TFVP V.

(6) Includes currently exercisable options to purchase 15,121 shares of Common Stock. Excludes options to purchase 10,000 shares of Common Stock which are not exercisable within 60 days.

(7) Includes currently exercisable options to purchase 15,000 shares of Common Stock. Excludes options to purchase 10,000 shares of Common Stock which are not exercisable within 60 days.

(8) Includes 448,000 shares issuable upon conversion of 22,400 shares of Series A Preferred Stock and currently exercisable options to purchase 15,000 shares of Common Stock. Excludes options to purchase 10,000 shares of Common Stock which are not exercisable within 60 days.

(9) Includes currently exercisable options to purchase 15,121 shares of Common Stock. Excludes options to purchase 10,000 shares of Common Stock which are not exercisable within 60 days.

(10) Includes currently exercisable options to purchase 36,063 shares of Common Stock. Excludes options to purchase 67,667 shares of Common Stock which are not exercisable within 60 days.
(11) Calculation does not include securities held by Mr. Goldman or Mr. Pappas who are no longer directors or officers of the Company. Calculation excludes options to purchase 297,667 shares of Common Stock which are not exercisable within 60 days.

(12) Includes (A) securities held by TFVP V consisting of (i) 207,547 shares of Common Stock, (ii) 176,400 shares of Common Stock issuable upon conversion of 8,820 shares of Series A Preferred Stock, (iii) shares of Common Stock issuable upon exercise of 371,822 Class A Warrants (includes the Class B Warrants underlying such Class A Warrants), and (iv) 51,884 shares of Common Stock underlying additional warrants, and (B) securities held by TFP III consisting of (i) 69,180 shares of Common Stock, (ii) 529,200 shares of Common Stock issuable upon conversion of 26,460 shares of Series A Preferred Stock, (iii) shares of Common Stock issuable upon exercise of 123,940 Class A Warrants (includes the Class B Warrants underlying such Class A Warrants) and (iv) 17,293 shares of Common Stock underlying additional warrants.

(13) Paramount Capital Asset Management, Inc. ("PCAM") is the Investment Manager to The Aries Fund, a Cayman Islands Trust (the "Aries Trust"). Lindsay A. Rosenwald, M.D. is President and sole shareholder of PCAM. PCAM and Dr. Rosenwald may be considered to beneficially own the securities owned by the Aries Trust by virtue of their authority to vote and/or dispose of the securities. Securities held by the Aries Trust consist of 1,478,400 shares of Common Stock issuable upon conversion of 73,920 shares of Series A Preferred Stock, shares of Common Stock issuable upon exercise of 148,728 Class A Warrants (includes the Class B Warrants underlying such Class A Warrants); 400,903 shares of Common Stock underlying additional warrants, and 147,860 shares of Common Stock underlying Series A Preferred Stock subject to warrants. In addition, Dr. Rosenwald beneficially owns 205,134 shares of the Company's Common Stock and warrants to purchase 44,727 shares of the Company's Common Stock.

(14) PCAM is the General Partner of the Aries Domestic Fund L.P. Dr. Rosenwald is the President and sole shareholder of PCAM. PCAM and Dr. Rosenwald may be considered to beneficially own the securities owned by the Aries Domestic Fund, L.P. by virtue of their authority to vote and/or dispose of the securities. PCAM and Dr. Rosenwald beneficially own all securities of the Company held by the Aries Domestic Fund, L.P. Securities held by Aries Domestic Fund, L.P. consist of 761,600 shares of Common Stock issuable upon conversion of 38,080 shares of Series A Preferred Stock, shares of Common Stock issuable upon exercise of 247,882 Class A Warrants (including the Class B Warrants underlying such Class A Warrants); warrants to purchase an additional 183,035 shares of Common Stock, and warrants to purchase Series A Preferred Stock which is convertible into 76,180 shares of Common Stock. In addition, Dr. Rosenwald beneficially owns 205,134 shares of the Company's Common Stock and warrants to purchase 44,727 shares of the Company's Common Stock.

(15) Includes 896,000 shares of Common Stock underlying 44,800 shares of Series A Preferred Stock. Jeffrey H. Porter is the Managing General Partner of Porter Partners, L.P. Mr. Porter may be considered a beneficial owner of the securities owned by Porter Partners, L.P. by virtue of his authority to vote and/or dispose of the securities held by Porter Partners, L.P. Mr. Porter disclaims beneficial ownership of all securities of the Company held by Porter Partners, L.P.

(16) Includes 1,120,000 shares of Common Stock underlying 56,000 shares of Series A Preferred Stock. Peter Wright is the Investment Manager for the P.A.W. Offshore Fund, Ltd. Mr. Wright may be considered the beneficial owner of the securities owned by the P.A.W. Offshore Fund, Ltd. by virtue of his authority to vote and/or dispose of the Company's securities held by P.A.W. Offshore Fund, Ltd. Mr. Wright disclaims beneficial ownership of all securities of the Company held by P.A.W. Offshore Fund, Ltd

Item 12. Certain Relationships and Related Transactions.

During the period from September 1998 to February 1999, Eckardt C. Beck, the Chairman of the Board and Acting President and Chief Executive Officer of the Company, provided loans to the Company or did not receive accrued compensation aggregating $190,000, which loans are represented by that certain Promissory Note dated February 23, 1999. The loans accrue interest at the rate of 12% per year and are due upon demand but in no event later than September 1, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

For a description of the terms of the Consulting Agreement between the Company and Mr. Beck, see "Executive Compensation - Employment and Consulting Arrangements".

The Company entered into the Credit Agreement with the Funds, two significant stockholders of the Company. See "Description of Business- Certain Recent Events." The Credit Agreement provides for the Line of Credit of up to $1,200,000 pursuant to which the Company can draw down up to $300,000 per month, although draw downs beyond the initial $300,000 are at the discretion of the Funds. The Line of Credit is secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the Line of Credit accrue interest at an annual rate of 12%. The Line of Credit matures on the earlier of May 8, 1999 or upon the completion of any financing of at least $1,500,000. The Credit Agreement contains customary covenants and default provisions. In addition, upon an Event of Default (as defined in the Credit Agreement), but only after a 60-day cure period, the Funds will be entitled to appoint a majority of the Company's Board of Directors. In addition, upon an Event of Default, but only after a 90-day cure period, the Funds may convert any outstanding principal amount plus interest, into shares of Common Stock of the Company at the then fair market value of the Common Stock.

As of December 15, 1998, the Line of Credit was amended to provide for a line of credit of up to $1,290,000, although formal documentation of the amendment has not been fully executed. As of January 13, 1999, the Company had drawn down all amounts under the Line of Credit.

In connection with the Line of Credit, as amended, the Company issued to the Funds warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 per share (after giving effect to antidilution adjustments resulting from a reset of the conversion price of the Company's Series A Preferred Stock on December 8, 1998). See "Description of Business-Certain Recent Events." Of such warrants, warrants to purchase 29,850 shares of Common Stock vest upon each $100,000 (or ratable portion thereof) being drawn under the Credit Agreement.

On February 22, 1999, the Company having drawn down an aggregate of $1,290,000 on the Line of Credit, in default on its interest payments due thereunder and in need of financing, entered into a series of agreements with the Funds which amended the Line of Credit Agreement and the notes evidencing the amounts drawn down on the Line of Credit, although formal documentation of the agreements has not been fully executed. Under such amendments, if the Company fails to raise an aggregate of $1,500,000 by April 1, 1999, the Funds may accelerate the amounts due under the Line of Credit Agreement and exercise its repayment right by requiring the Company to repay such amount by delivering either (i) the amount of shares of Common Stock equal to the principal and interest due under the Line of Credit or (ii) 90% of the shares of the common stock of APT. Contingent upon the Company raising an aggregate of $1,500,000 by April 1, 1999, the Funds delayed their right to payment of principal and interest under the Line of Credit until September 1, 1999 or the completion of financings by the Company raising an aggregate of $2,790,000. In addition, on February 16, 1999, in exchange for a working capital loan of up to the amount of $150,000, the Company delivered an unsecured convertible promissory note (the "Convertible Note") in the amount of $150,000 in favor of the Funds due on September 1, 1999 and bearing interest at the rate of 12% per annum. Under the Convertible Note, upon either an event of default or the inability of the Company to raise $1,500,000 by April 1, 1999, the Funds could (i) convert the debt into the amount of shares of Common Stock equal to the principal and interest due under the Convertible Note or (ii) exchange the debt for 10% of the shares of common stock of APT. The Funds also agreed that the right to payment for the Convertible Note and the amounts drawn down on the Line of Credit would be subordinated to the right of payment under loans aggregating $190,000 made to the Company by Mr. Beck during 1998 and 1999. See "Description of Business - Certain Recent Events."

In July and August of 1997, the Funds advanced to the Company and the Company repaid the 1997 Bridge Loan together with accrued interest at the rate of 12% per annum, and in connection therewith, the Company issued to the Funds warrants to purchase 198,863 shares of Common Stock at an exercise price equal to $0.66 (after giving effect to antidilution adjustments resulting from the sale of Series A Preferred Stock, the issuance of the additional shares of Series A Preferred Stock in April 1998, and the reset of the conversion price of the Series A Preferred Stock on December 8, 1998). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In August 1997, the Company entered into a one-year employment agreement with William L. Amt which provided for automatic one-year renewal options unless contrary written notice is given by either party. In October 1998, Mr. Amt resigned from his position as President and Chief Executive Officer under this agreement. Under the terms of the employment agreement, which included confidentiality and non-competition provisions, Mr. Amt received an annual salary of $160,000, subject to increase at the discretion of the Board. Both the Company and Mr. Amt had the right to terminate the employment agreement at any time by providing written notice to the other party. Mr. Amt was granted non-qualified stock options to purchase 300,000 shares of Common Stock, the exercise price of which was repriced from $1.375 to $0.78 per share in January 1998. See Option/SAR Grants in Last Fiscal Year." Mr. Amt's options expired in connection with his resignation from the Company. See "Executive Compensation-Employment and Consulting Arrangements."

In June 1997, the Company entered into the Goldman Consulting Agreement with Harvey Goldman, former Vice-Chairman, President and Chief Executive Officer of the Company, which terminated his prior employment agreement with the Company and contains mutual releases for claims under such prior agreement. Pursuant to the Goldman Consulting Agreement, Mr. Goldman has agreed to, among other things, assist the Company in project development, strategic planning and such other activities as shall be reasonably requested by the Board of Directors and within Mr. Goldman's areas of expertise. Mr. Goldman was entitled to receive a monthly consulting fee of $10,000 per month for nine months terminating with the final payment due in June 1998. See "Executive Compensation-Employment and Consulting Arrangements."

In January 1998, Jack D. Hays, Jr. and Richard H. Hughes, formerly executive officers of the Company, ceased to be employed with the Company. In connection with the termination of their employment with the Company, each of Mr. Hays and Mr. Hughes entered into a Termination Agreement with the Company. The Termination Agreements (i) terminate the Employment Agreements between the Company and Mr. Hays and Mr. Hughes (except with respect to continued indemnification as former officers of the Company and confidentiality obligations of Mr. Hays and Mr. Hughes), (ii) provide that Mr. Hays and Mr. Hughes forfeit all stock options held by them whether or not vested, (iii) provide that each of them will receive a cash payment of $18,000 in full satisfaction of accrued salary and any other amounts otherwise due under their Employment Agreements, (iv) contain a release by Mr. Hays and Mr. Hughes with respect to any claims against the Company and (v) require Mr. Hays and Mr. Hughes to refrain from soliciting any employees of the Company. The Company also entered into a marketing and sales representative agreement (the "Manufacturer's Representative Agreement") with Engineered Product Sales Associates, a company formed and owned by Messrs. Hays and Hughes. Pursuant to such Manufacturer's Representative Agreement, such entity was to receive commission payments based on sales at various levels. The Company terminated the Manufacturers' Representation Agreement effective August 1, 1998. See "Executive Compensation -Employment and Consulting Arrangements."

On December 8, 1997, the Company consummated the final closing of a private placement of the Company's Series A Preferred Stock. The Company sold an aggregate of 553,000 shares of Series A Preferred Stock in the private placement. Each share of Series A Preferred Stock is currently convertible into twenty shares of Common Stock (after giving effect to an anti-dilution adjustment resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998). PCAM acted as placement agent for the private placement and received an aggregate placement fee of $497,700, and an aggregate expense allowance of $232,700. In addition, the Company granted to PCAM, and/or its designees, warrants to purchase 61,945 shares of Series A Preferred Stock at an exercise price equal to $9.82 per share (after giving effect to an anti-dilution adjustment resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The proceeds of the offering were used to (i) redeem $8 million principal amount IDA Bonds for approximately $1.6 million; (ii) repay the $500,000 principal amount 1997 Bridge Loan, including interest; (iii) pay transaction costs incurred in connection with the offering; and (iv) provide working capital for the Company's operations.

On July 1, 1997, Messrs. Hays and Hughes, former executive officers of the Company, were granted incentive stock options to purchase 100,000 and 75,000 shares of Common Stock, respectively, at an exercise price of $1.625 per share. Such options were canceled in connection with the termination of their employment with the Company in January 1998.

On July 22, 1997, Messrs. Beck and Pappas were granted non-qualified stock options to purchase 300,000 and 20,000 shares, respectively, of Common Stock at an exercise price of $1.375. Mr. Beck's options vest twenty percent (20%) at issuance and twenty percent (20%) on the first, second, third and fourth anniversary of the date of issuance. Mr. Pappas' options were vested upon issuance.

On August 6, 1997, Messrs. Gardner and Katzmann were each granted stock options to purchase 20,000 shares of Common Stock at an exercise price of $1.875 under the Stock Option Plan for Non-Employee Directors. Twenty percent (20%) of such options vested upon issuance and twenty percent (20%) vest on the first, second, third and fourth anniversary of the date of issuance. Mr. Katzmann ceased to be a director of the Company in December 1997 and all options granted to Mr. Katzmann under the Stock Option Plan for Non-Employee Directors have expired.

On August 29, 1997, Mr. Fish purchased 20,000 shares of Series A Preferred Stock for $200,000, and on September 5, 1997, Mr. Beck purchased 10,000 shares of Series A Preferred Stock for $100,000 in the Series A Preferred Stock Private Placement.

On January 27, 1998, Messrs. Costle, Fish and Gardner were each granted stock options to purchase 25,000 shares of Common Stock at an exercise price of $0.78 (the closing price of the Common Stock on the Nasdaq SmallCap Market on such date) under the Stock Option Plan for Non-Employee Directors. Forty percent (40%) of such options vested upon issuance and twenty percent (20%) vest on the first, second and third anniversary of the date of issuance. Also on January 27, 1998, Messrs. Rosenthal and Haig were each granted stock options to purchase 20,000 shares of Common Stock at an exercise price of $0.78 under the Stock Option Plan for Non-Employee Directors. Twenty-five percent (25%) of such options vested upon issuance and twenty-five percent (25%) vest on the first, second and third anniversary of the date of issuance. In addition, Scott A. Katzmann, a former director of the Company, was granted an option to purchase 15,000 shares of Common Stock with an exercise price of $0.78 outside of the Company's stock option plans.

Also on January 27, 1998, Messrs. Murchie and Jellum were each granted stock options to purchase 100,000 shares of Common Stock at an exercise price of $0.78. Thirty-three percent (33%) of such options vest on the first, second and third anniversary of the date of issuance. Mr. Jellum's options expired in connection with the termination of his employment with the Company in October 1998.

Also on January 27, 1998, the Board repriced options to purchase 300,000 shares of Common Stock held by each of Mr. Beck and Mr. Amt from $1.375 to $0.78 per share (the last reported sale price of the Common Stock as of such date) under its 1996 Long-Term Employee Incentive

Plan, and options to purchase an aggregate of 21,580 shares of Common Stock outstanding under the Stock Option Plan for Non-Employee Directors held by Mr. Beck, Mr. Haig and Mr. Rosenthal from exercise prices ranging from $3.125 to $5.00 to an exercise price of $0.78 per share.

The Company, TFP III and TFVP V entered into a Series A Preferred Stock Purchase Agreement in May 1995 with respect to a prior series of preferred stock. The agreement, as amended in December 1995, provides that the Company will (i) use its best efforts to nominate a designee of TFI to the Board of Directors and
(ii) sell shares of stock and grant options to employees, officers, directors and consultants only pursuant to Board approved plans and agreements containing three-year vesting provisions (except in the case of sales of stock or grants of options to new employees where the Board determines otherwise for valid business reasons). Such covenants terminate upon the earlier of (a) May 1999 and (b) such time as TFP III and TFVP V cease to hold approximately 18,270 shares of Common Stock in the aggregate. At March 1, 1999, TFP III and TFVP V collectively hold 1,547,266 shares of Common Stock (which includes Series A Preferred Stock and warrants to purchase shares of Common Stock).

In connection with the IPO, 740,559 shares of Common Stock (the "Escrow Shares") and options to purchase an aggregate of 71,923 shares of Common Stock (the "Escrow Options"), of which options to purchase 50,000 shares of Common Stock have been canceled, were deposited into escrow by the holders thereof. The Escrow Shares include shares held by Harvey Goldman (10,725) and Scott A. Katzmann (12,179) shares. The Escrow Securities are not assignable or transferable. The holders thereof have the power to vote the Escrow Shares while such shares are held in escrow. Holders of any options in escrow may exercise their options prior to their release from escrow; however, the shares issuable upon any such exercise will continue to be held in escrow as Escrow Shares. The Escrow Securities will be released from escrow, on a pro rata basis, if, and only if, one or more of the following conditions is/are met: (a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges which would result from the release of the Escrow Securities (all as audited by the Company's independent public accountants) (the "Minimum Pretax Income") amounts to at least $4.7 million for the fiscal year ending June 30, 1998; (b) the Minimum Pretax Income amounts to at least $7.0 million for the fiscal year ending June 30, 1999; (c) the Minimum Pretax Income amounts to at least $9.3 million for the fiscal year ending June 30, 2000; (d) the Closing Price (as defined) of the Company Common Stock averages in excess of $11.25 per share for 60 consecutive business days during the 18-month period commencing on May 16, 1996; (e) the Closing Price of the Company Common Stock averages in excess of $15.00 per share for 60 consecutive business days during the 18-month period commencing 18 months from May 16, 1996; or (f) during the periods specified in (d) or (e) above, the Company is acquired by or merged into another entity in a transaction in which the value of the per share consideration received by the stockholders of the Company on the date of such transaction or at any time during the applicable period set forth in (d) or (e), respectively, equals or exceeds the applicable levels set forth in (d) or (e), respectively.

The Minimum Pretax Income amounts set forth above are those originally established at the time of the IPO. Such Minimum Pretax Income amounts have been increased as a result of the issuance of the Series A Preferred Stock.

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

The Minimum Pretax Income and Closing Price levels set forth above were determined by negotiation between the Company and Blair, the underwriter of the IPO, and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.

Irwin M. Rosenthal, a director of the Company, is a partner of Graham & James LLP, special counsel to the Company. The Company is indebted to Graham & James LLP for legal fees in excess of $190,000. See also "Executive Compensation - Compensation of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number                          Description of Exhibit
------                          ----------------------

2.1* Agreement and Plan of Reorganization dated August 16, 1994, among the Company, CTI Acquisition Corporation, Dunkirk and certain stockholders of Dunkirk listed on the signature pages thereto

3.1*        Amended and Restated Certificate of Incorporation of the Company

3.2**       Certificate of Designation of Series A Convertible Preferred Stock

3.3*        By-laws of the Company

3.4 Certificate of Amendment to the Restated Certificate of Incorporation of the Company

4.3* Term Note No. 2 dated as of January 27, 1995, between Key Bank of New York and Dunkirk

4.4* Security Agreement dated as of January 27, 1995, between Key Bank of New York and Dunkirk

4.5* Debt Service Reserve Agreement dated as of January 27, 1995, between Key Bank of New York and Dunkirk

10.1* Conversion Technologies International, Inc. 1994 Employee Stock Option Plan, As Amended

10.2* Conversion Technologies International, Inc. 1994 Stock Option Plan for Non-Employee Directors, As Amended

10.3** Conversion Technologies International, Inc. 1996 Long-Term Employee Incentive Plan, As Amended

10.4** Consulting Agreement dated March 1, 1995 between the Company and Eckardt C. Beck, As Amended

10.5** Employment Agreement dated as of August 1, 1997 between the Company and William L. Amt.

10.6** Employment Agreement dated as of July 2, 1997 between the Company and Jack D. Hays, Jr.

10.7** Employment Agreement dated as of July 2, 1997 between the Company and Richard H. Hughes.

10.8** Consulting Agreement dated as of June 4, 1997, between the Company and Harvey Goldman.

10.10** Termination of Lease Agreement dated as of September 4, 1997 between County of Chautauqua Industrial Development Agency and Dunkirk

10.11** Bill of Sale dated as of September 4, 1997 between County Chautauqua Industrial Development Agency and Dunkirk

10.12** Termination of Security Agreement dated as of September 4, 1997 between County of Chautauqua Industrial Development Agency and Dunkirk

10.13** Release of Company Guaranty dated as of September 4, 1997 between United States Trust Company of New York and Dunkirk

10.14** Release of Corporate Guaranty dated as of September 4, 1997 between United States Trust Company of New York and the Company

10.15** Lease Agreement dated July 15, 1997 between Koger Equity, Inc. and the Company

10.16** Termination Agreement dated as of June 30, 1997 between the Company, CTI Acqsub-II, Inc. and Octagon, Inc.

10.18* Project Development Assistance Agreement dated July 13, 1995, among the Company, Technology Funding Partners III, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

10.19** Technology Purchase Agreement dated as of June 30, 1997 between Advanced Particle Technologies, Inc. and Vangkoe Industries, Inc.

10.20** Distributor Agreement dated as of June 30, 1997 between Advanced Particle Technologies, Inc. and Vangkoe Industries, Inc.

10.21* Consulting Agreement dated as of May 5, 1995, among the Company, Technology Funding Partners III, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

10.22* Registration Rights Agreement dated as of May 5, 1995, among the Company, Technology Funding Partners III, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

10.25** Warrant for the Purchase of Shares of Series A Convertible Preferred Stock issued to Paramount Capital, Inc. by the Company

10.26* Series A Preferred Stock Purchase Agreement dated as of May 5, 1995, among the Company, Technology Funding Partners 111, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

10.27** Form of Placement Agency Agreement between the Company and Placement Agent.

10.28** Form of Subscription Agreement between the Company and various subscribers of Series A Preferred Stock.

10.29**     Form of Placement Agent Warrant.

10.30** Form of Financial Advisory Services Agreement between the Company and Placement Agent.

10.31** Form of Warrant issued in connection with Senior Secured Line of Credit Agreement.

10.32** Letter from Empire State Development Corporation ("ESDC") to Dunkirk dated July 22, 1997 confirming its guarantee of the Key Bank Note

10.33** Letter from Key Bank to ESDC dated July 30, 1997 confirming that it will not exercise any remedies under the Key Bank Note and will execute documents to assign the Key Bank Note to ESDC

10.34*** Senior Secured Line of Credit Agreement dated as of May 8, 1998 by and among Aries Domestic Fund, L.P., The Aries Fund, Dunkirk, APT and the Company

10.35 Security Agreement dated as of May 8, 1998 among the Company, Dunkirk, APT and Paramount Capital Asset Management, Inc.

10.36 Subsidiary Guarantee dated as of May 8, 1998 by Dunkirk and APT in favor of The Aries Fund and Aries Domestic Fund, L.P.

10.37 Promissory Note dated as of February 23, 1999 issued by the Company in favor of Eckhardt C. Beck

10.38 Termination Agreement dated as of January 1, 1998 by and between the Company and Jack D. Hays, Jr.

10.39 Termination Agreement dated as of January 1, 1998 by and between the Company and Richard H. Hughes

10.40 Consulting Agreement dated December 22, 1998 by and between the Company and 4C Technologies, Inc.

10.41 Amendment dated as of May 8, 1998 to the Technology Purchase Agreement dated as of June 30, 1997 by and between APT and VANGKOE

10.42 Termination Agreement dated as of May 8, 1998 by and between APT and VANGKOE

10.43 Materials Bill of Sale Agreement dated as of May 8, 1998 by and between the Company and VANGKOE

10.44 Ceramaglass Trademark & Intellectual Property Agreement dated as of May 8, 1998 by and between the Company and VANGKOE

10.45 Ceramaquartz Trademark & Intellectual Property Agreement dated As of May 8, 1998 by and between the Company and VANGKOE

10.46       Letter Agreement of the Company dated March 11, 1998 with Dlubak

10.47       Lease dated April 1, 1998 by and between 312 Industrial Park and the
            Company

10.48       Lease dated April 1, 1998 by and between Willard Park Inc. and the
            Company

10.49 Manufacturer Representative Agreement dated as of January 1, 1998 by and between the Company and Engineered Products Sales Associates

10.50 Manufacturer Representative Termination Agreement dated as of January 1, 1998 by and between the Company and Engineered Products Sales Associates

11          Statement of Computation of Net Loss Per Share

21**        Subsidiaries of the Company

27          Financial Data Schedule for the year ended June 30, 1998

* Incorporated by reference to the exhibits to the Company's Registration Statement on form SB-2, Registration No. 333-00756.

** Incorporated by reference to the exhibits to the Company's Annual Report on form 10-KSB for fiscal 1997.

*** Incorporated by reference to the exhibits to the Company's Annual Report on form 10-QSB for the quarterly period ended March 31, 1998.

All other Exhibits filed herewith.

(b) Reports on Form 8-K

The Company filed Current Reports on Form 8-K on June 1, 1998 and June 10, 1998 relating to the Company's outsourcing agreement with Dlubak and the change in the Company's independent auditor, respectively.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March __, 1999           Conversion Technologies International, Inc.


                                By: /s/ Eckardt C. Beck
                                    --------------------------------------------
                                    Eckardt C. Beck
                                    Acting President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                            Title                       Date
       ---------                            -----                       ----

/s/ Eckardt C. Beck           Acting President, Chief Executive   March __, 1999
---------------------------   Officer and Director (principal
Eckardt C. Beck               executive officer)


/s/ John G. Murchie           Acting Chief Financial Officer and  March __, 1999
---------------------------   Controller (principal accounting
John G. Murchie               officer)

/s/ Eckardt C. Beck           Chairman of the Board               March __, 1999
---------------------------
Eckardt C. Beck

/s/ Stephen D. Fish           Director                            March __, 1999
---------------------------
Stephen D. Fish

/s/ Peter H. Gardner          Director                            March __, 1999
---------------------------
Peter H. Gardner

/s/ Alexander P. Haig         Director                            March __, 1999
---------------------------
Alexander P. Haig

/s/ Douglas M. Costle         Director                            March __, 1999
---------------------------
Douglas M. Costle

/s/ Irwin M. Rosenthal, Esq.  Director                            March __, 1999
---------------------------
Irwin M. Rosenthal, Esq.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Auditors .............................................F-2

Consolidated Balance Sheets of Conversion Technologies
       International, Inc. and Subsidiaries as of June 30, 1998
       and June 30, 1997 ....................................................F-4

Consolidated Statements of Operations of Conversion Technologies
       International, Inc, and Subsidiaries for the years ended
       June 30, 1998 and June 30, 1997 ......................................F-5

Consolidated Statements of Stockholders' Equity (Deficiency) of
       Conversion Technologies International, Inc. and Subsidiaries
       for the years ended June 30, 1998 and June 30, 1997 ..................F-6

Consolidated Statements of Cash Flows of Conversion Technologies
       International, Inc. and Subsidiaries for the years ended
       June 30, 1998 and June 30, 1997 ......................................F-7

Notes to Consolidated Financial Statements ..................................F-9

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conversion Technologies International, Inc.

We have audited the accompanying consolidated balance sheet of Conversion Technologies International, Inc. and Subsidiaries (Company) as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Technologies International, Inc. and Subsidiaries as of June 30, 1998, and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has generated only minimal revenue, has incurred significant losses, has a working capital deficit, stockholders' deficiency, and is in default in payment of substantially all its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

October 23, 1998, except for                           BDO Seidman, LLP
  Notes 1 and 3 which are dated
  March 24, 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conversion Technologies International, Inc.

We have audited the accompanying consolidated balance sheet of Conversion Technologies International, Inc. and Subsidiaries (Company) at June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Technologies International, Inc. and Subsidiaries at June 30, 1997, and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Metro Park, New Jersey                               ERNST & YOUNG LLP
September 18, 1997

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,
                                                                                1998            1997
                                                                          ----------------------------
ASSETS
Cash and cash equivalents                                                 $    168,483    $    325,092
Accounts receivable, less allowance for doubtful accounts of $18,000           258,990         146,225
Inventories                                                                    557,292         521,060
Prepaid expenses and other current assets                                       94,596         188,525
                                                                          ----------------------------
Total current assets                                                         1,079,361       1,180,902

Property, plant and equipment:
     Land                                                                           --          75,000
     Building and improvements                                                      --       1,578,293
     Machinery and equipment                                                   702,614       6,713,599
     Construction in progress                                                       --          29,500
                                                                          ----------------------------
                                                                               702,614       8,396,392
Less accumulated depreciation                                                 (148,057)     (1,456,610)
                                                                          ----------------------------
                                                                               554,557       6,939,782
Property, plant and equipment held for sale at estimated disposal value      1,000,000
Other assets, less accumulated amortization of $97,811 and $135,786            132,783         446,929
Restricted assets
     Project fund                                                                   --             158
     Debt service reserve funds                                                     --         869,153
                                                                          ----------------------------
                                                                          $  2,766,701    $  9,436,924
                                                                          ============================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Notes payable                                                             $    502,000    $         --
Accounts payable                                                             1,193,624       1,711,212
Deferred revenue                                                                    --         491,944
Reserve for disposal                                                           515,000         713,100
Accrued expenses                                                               394,163         858,447
Investment tax credit payable                                                  235,000         235,000
Current portion of capital lease obligations                                    23,965          35,495
Current portion of long-term debt                                            2,524,255         530,258
                                                                          ----------------------------
Total current liabilities                                                    5,388,007       4,575,456

Capital lease obligations, less current portion                                 15,235          39,414
Long-term debt, less current portion                                                --      10,784,343

Stockholders' deficiency:
     Series A Convertible Preferred Stock, $.001 par value,
         authorized 880,000 shares, issued and outstanding
         613,280 shares at June 30, 1998                                           614              --
     Common Stock, $.00025 par value, authorized 50,000,000
         and 25,000,000 shares, issued and outstanding 5,600,545
         and 5,539,745 shares                                                    1,400           1,385
     Additional paid-in capital                                             32,876,274      24,186,932
     Unearned stock compensation                                              (207,000)       (116,369)
     Accumulated deficit                                                   (35,307,829)    (30,034,237)
                                                                          ----------------------------
Total Stockholders' deficiency                                              (2,636,541)     (5,962,289)
                                                                          ----------------------------
                                                                          $  2,766,701    $  9,436,924
                                                                          ============================

See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended June 30,
                                                            1998             1997
                                                       ------------    ------------
Revenue
     Product sales                                     $  1,535,159    $    945,871
     Recycling fees                                         362,821         483,137
                                                       ----------------------------
Total revenue                                             1,897,980       1,429,008

Cost of goods sold                                        2,703,441       3,952,374
                                                       ----------------------------

Gross loss on sales                                        (805,461)     (2,523,366)

Selling, general and administrative expenses              2,723,462       3,918,726
Write down of property, plant and
     equipment held for sale                              4,913,422              --
Write-off of plant and equipment                                 --       5,711,567
                                                       ----------------------------

Loss from operations                                     (8,442,345)    (12,153,659)

Interest expense                                           (552,300)     (1,277,310)
Interest income                                              82,316         226,505
Other income                                                246,051         349,295
                                                       ----------------------------

Loss before extraordinary item                           (8,666,278)    (12,855,169)

Extraordinary item - gain on debt retirement              6,425,004              --
                                                       ----------------------------

Net loss                                                 (2,241,274)    (12,855,169)

Preferred stock dividends                                (3,032,318)             --
                                                       ----------------------------

Net loss applicable to Common Stock                    $ (5,273,592)   $(12,855,169)
                                                       ============================

Basic Loss Per Common Share:
     Loss before extraordinary item                    $      (2.44)   $      (2.69)
     Extraordinary item                                        1.34              --
                                                       ----------------------------
     Net Loss applicable to Common Stock               $      (1.10)   $      (2.69)
                                                       ----------------------------

Weighted average number of common shares outstanding      4,804,427       4,773,311
                                                       ============================

See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY)
                   YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                      Series A Preferred Stock                                   Common Stock
                                  -------------------------------------------   -------------------------------------------

                                                                   Additional                                   Additional
                                       Numbers                       Paid-In          Number                      Paid-In
                                     of Share         Amount         Capital        of Shares        Amount       Capital
                                  -------------------------------------------   -------------------------------------------
Balance at July 1, 1996                    --    $         --    $         --       5,449,745   $      1,362   $ 23,905,705

     Issuance of common stock              --              --              --          90,000             23             --

     Stock compensation                    --              --              --              --             --        281,227

     Net loss                              --              --              --              --             --             --
                                  -------------------------------------------   -------------------------------------------

Balance at June 30, 1997                   --              --              --       5,539,745          1,385     24,186,932

     Issuance of series A
     preferred stock                  619,360             620       5,186,283              --             --             --

     Series A preferred stock
     converted into common
     stock                             (6,080)             (6)        (60,794)         60,800             15         60,785

     Stock compensation                    --              --              --              --             --             --

     Common stock warrants
     granted to lenders                    --              --              --              --             --        205,600

     Common stock options
     granted to employees and
     directors                             --              --              --              --             --        265,150

     Preferred stock dividends             --              --       3,032,318              --             --             --

     Net Loss                              --              --              --              --             --             --
                                  -------------------------------------------   -------------------------------------------

Balance at June 30, 1998              613,280    $        614    $  8,157,807       5,600,545   $      1,400   $ 24,718,467
                                  ===========================================   ===========================================

                                                                     Total
                                                                  Stockholders'
                                 Unearned Stock    Accumulated       Equity
                                  Compensation       Deficit      (Deficiency)
                              -----------------------------------------------
Balance at July 1, 1996          $         --    $(17,179,068)   $  6,727,999

     Issuance of common stock              --              --              23

     Stock compensation              (116,369)             --         164,858

     Net loss                              --     (12,855,169)    (12,855,169)
                              -----------------------------------------------

Balance at June 30, 1997             (116,369)    (30,034,237)     (5,962,289)

     Issuance of series A
     preferred stock                       --              --       5,186,903

     Series A preferred stock
     converted into common
     stock                                 --              --              --

     Stock compensation               116,369              --         116,369

     Common stock warrants
     granted to lenders                    --              --         205,600

     Common stock options
     granted to employees and
     directors                       (207,000)             --          58,150

     Preferred stock dividends             --      (3,032,318)             --

     Net Loss                              --      (2,241,274)     (2,241,274)
                              -----------------------------------------------

Balance at June 30, 1998         $   (207,000)   $(35,307,829)   $ (2,636,541)
                              ===============================================

See accompanying notes

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year ended June 30,
                                                                 ----------------------------
Operating activities                                                 1998            1997
                                                                 ------------    ------------
Net loss                                                         $ (2,241,274)   $(12,855,169)
Adjustments to reconcile loss to net cash
     used in operating activities:
       Depreciation expense                                           817,928       1,036,416
       Amortization expense                                            39,543          54,514
       Amortization of discount on notes payable                       97,600              --
       Loss on disposal of equipment                                   22,857              --
       Extraordinary item                                          (6,425,004)
       Write-down of property, plant and equipment                  4,913,422       5,711,567
       Write-off of inventories                                            --          96,752
       Stock compensation expense                                     174,519         164,858
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                  (112,765)        196,989
         (Increase) in inventories                                    (36,232)       (280,076)
         Decrease in prepaid expenses and other current assets         93,929          17,459
         (Increase) decrease in other assets                          (57,016)         35,204
         Decrease in deferred revenue                                (491,944)        (65,963)
         (Decrease) increase in accounts payable, reserve for
           disposal and other accrued expenses                       (877,193)        723,173
                                                                 ------------    ------------
Net cash used in operating activities                              (4,081,630)     (5,164,276)

Investing activities
Sale of marketable securities                                              --       2,009,632
Capital expenditures                                                 (372,572)     (1,051,159)
Proceeds from disposals of equipment                                    3,590              --
                                                                 ------------    ------------
Net cash (used in) provided by investing activities                  (368,982)        958,473

Financing activities
Increase in deferred finance costs                                         --          (3,500)
Issuance of notes payable                                           1,110,000              --
Payment of notes payable                                             (500,000)             --
Issuance of long-term debt                                                 --           8,282
Decrease in restricted assets                                         675,285         472,005
Principal payments on long-term debt                               (2,142,476)       (412,681)
Principal payments under capital lease obligations                    (35,709)        (72,698)
Issuance of series A preferred stock, net of offering costs         5,186,903              --
Issuance of common stock                                                   --              23
                                                                 ------------    ------------
Net cash provided by (used in) financing activities                 4,294,003          (8,569)
                                                                 ------------    ------------

Decrease in cash and cash equivalents                                (156,609)     (4,214,372)
Cash and cash equivalents at beginning of period                      325,092       4,539,464
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $    168,483    $    325,092
                                                                 ============    ============

See accompanying notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                Consolidated Statements of Cash Flows (continued)

                                                                   Year ended June 30,
                                                               -----------------------
                                                                  1998         1997
                                                               ----------   ----------
Supplemental disclosure of cash flow information
Interest paid                                                  $  528,875   $1,320,882
                                                               ==========   ==========

Supplemental disclosure of non cash transactions
Issuance of warrants in connection with bridge notes               76,000           --

Issuance of warrants in connection with line of credit            129,600           --

Preferred stock converted into common stock                        60,800           --

Discount on stock options granted to employees and directors      205,150           --

Compensation charged for modification in exercise price of
     director stock options                                        60,000           --

Discount on series A preferred stock issued                     3,032,318           --

See accompanying notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

1. Organization

Conversion Technologies International, Inc. (the "Company") is engaged in the business of manufacturing and processing various substrates and advanced materials. These substrates and materials include (i) industrial abrasives which can be used for surface cleaning and surface preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment in loose grain blasting operations; (ii) decorative particles that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring; and (iii) performance aggregates which can be used as structural and textural enhancers, fillers and additives and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring and glass and ceramic materials. The Company was also engaged in the business of recycling cathode ray tube ("CRT") glass produced in the manufacture of televisions for resale to such manufacturers and others. Although a significant amount of the Company's revenues to date have been derived from its CRT recycling operations, the Company is focusing its efforts on its substrates and advanced materials products. The Company's revenue streams are a combination of waste conversion fees and manufactured product sales.

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money other than the Line of Credit. In order to allow the Company to continue operating in the short term, the Acting President and Chief Executive Officer of the Company, has advanced to the Company, or has not received accrued compensation of, an aggregate of $190,000, and the Company has borrowed additional funds on a short term basis from the issuers of the Line of Credit. The Company is currently seeking additional financing through a private placement of its equity securities. There can be no

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Organization (continued)

assurance that the Company will be able to obtain necessary financing. If the Company is not able to obtain immediate financing, the Company may be forced to further limit or even cease operations. In view of the foregoing, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

In fiscal 1999, three officers of the Company resigned from the new management team, which had been engaged in late fiscal 1997 and fiscal 1998. The Company's remaining management team has initiated a plan to close-out the operations at Dunkirk and sell the Dunkirk facility, renegotiate and pay-off creditors, continue the reduction of manufacturing and operating overheads, put together a new management team, and, if the above is successful, raise new capital from alternate sources. Although management believes if the foregoing course of action is achieved, it would allow the Company to continue as a going concern for the next year, there are no assurances that management will be successful in implementing these plans and eliminating the substantial doubt as to its ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Conversion Technologies International, Inc. and its wholly-owned subsidiaries, Dunkirk International Glass and Ceramics Corporation ("Dunkirk") and Advanced Particle Technologies, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The company derives most of its revenue from fees charged to accept waste materials and from the sale of its products. With respect to revenue from fees charged to accept waste materials, the Company initially records the fees it receives for accepting waste materials for processing as deferred revenue. After the materials have been processed into finished goods inventory or sold after preliminary processing, the deferred revenue is recognized as fee revenue based upon the

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

amount of finished goods inventory produced (by tonnage), valued at the fee charged for accepting the waste material. With respect to revenue from product sales, including products created from processed waste materials, revenue is recognized only upon shipment of products to customers.

For the year ended June 30, 1998, 69.0% of the Company's revenue was derived from three major customers. Revenue generated from each of those customers amounted to $893,747, $219,958 and $196,431, which represents 47.1%, 11.6% and
10.3% of total revenue, respectively. For the year ended June 30, 1997, 61.2% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $621,830 and $252,686, which represents 43.5% and 17.7% of total revenue, respectively.

Reserve for Disposal

Dunkirk, a wholly-owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the unprocessed waste materials on hand in the event the conversion processes being developed were not successful. To date, the Company has disposed of 1,137 tons of the waste materials, which it had not been able to process, all of which was disposed of during the year ended June 30, 1998. The amount of unprocessed waste materials on hand was 2,035 tons at June 30, 1998 and 6,732 tons at June 30, 1997. From July 1, 1996 to June 30, 1997, the Company decreased the reserve by approximately $24,000, from $737,000 to $713,000. From July 1, 1997 to June 30, 1998, the Company reduced the reserve by approximately $198,000 from $713,000 to $515,000. The decreases in the reserve, which resulted from reductions in the quantities of unprocessed waste materials on hand, have been credited against operations. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Inventories (continued)

Inventories consisted of the following:

                                                              June 30,
                                                      1998                1997
                                                    --------            --------

Raw Materials                                       $216,639            $ 61,949

Work-in-process                                      147,291             111,961

Finished goods                                       193,362             347,150
                                                    --------            --------

                                                    $557,292            $521,060
                                                    ========            ========

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. Amortization on assets under capital leases is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows:

        Buildings and Improvements                       5 to 31 1/2 years

        Machinery and Equipment                          2 to 10 years

During the first and second quarters of fiscal 1999, the Company ceased operations at the Dunkirk plant and decided to dispose of all the property, plant and equipment at that facility and is actively searching for a buyer. In the fourth quarter of 1998, pursuant to FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company has adjusted those assets to their estimated net realizable value. This resulted in a write down of land and building and improvements of approximately $716,000 to $750,000 and machinery and equipment of approximately $4,197,000 to $250,000 resulting in a combined estimated disposal value of $1,000,000, which has been classified as held for sale on the accompanying consolidated balance sheet at June 30, 1998.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment (continued)

During fiscal 1997, the Company experienced reduced levels of revenue and increased costs. Also in fiscal 1997, the Company shut down its melter and certain related equipment which it does not intend to use in the foreseeable future, and accordingly, the Company has adjusted these asset values to their estimated fair value which was determined to be zero as it is estimated that the cost to disassemble, transport and reassemble the melter and peripheral equipment would approximate any remaining fair value of those assets. As a result, the Company has taken a charge in the fourth quarter of 1997 pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the amount of $5,711,567.

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Other Assets

Other assets include deferred financing costs, trademarks and security deposits for rental property. Deferred financing costs relate to various loan agreements which have been capitalized and are being amortized over the term of the loans (See Note 3). Trademarks are carried at cost and amortized on a straight-line basis over the estimated useful life of the trademarks.

Accrued Expenses

Accrued expenses consisted of the following:

                                                                 June 30,
                                                            1998          1997
                                                          --------      --------
Accrued interest                                          $182,352      $170,088
Accrued payroll taxes and employee benefits                 72,420       118,144
Accrued audit and tax fees                                  66,000       100,000
Accrued salaries and wages                                  44,482        72,295
Accrued litigation and legal expenses                           --       219,621
Accrued severance payment                                       --        90,000
Accrued technology purchase                                     --        60,000
Accrued other                                               28,909        28,299
                                                          --------      --------
                                                          $394,163      $858,447
                                                          ========      ========

Income Taxes

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Investment Tax Credit

The Company received a gross cash refund of $566,547 related to a New York State investment tax credit in June 1997. However, the Company has recorded a $235,000 reserve against this amount as the Company may be required to refund such amount pursuant to a recapture provision. The net amount of $331,547 is included in "Other Income" during the fiscal year ended June 30, 1997.

Extraordinary Items

In September 1997, the holders of Dunkirk's $8,000,000 Chautauqua County Industrial Development Agency Solid Waste Disposal Facility Bonds (the "IDA Bonds") retired the IDA Bonds in exchange for a cash payment of $1,620,000 and the balance of the related debt service reserve fund of $194,000. The cash payment was made utilizing proceeds from the private placement discussed in Note 7 below. The Company also wrote off approximately $324,000 of deferred financing costs relating to such debt. This forgiveness resulted in a net pretax gain to the Company of approximately $5,862,000, which is reported as an Extraordinary Item.

In December 1997, the Empire State Development Corporation / JDA (the "ESDC"), which had previously assumed approximately $1,888,000 of debt plus accrued interest of approximately $82,000 owed by Dunkirk to Key Bank of New York ("Key Bank"), granted the Company a debt forgiveness of $500,000. Also, the balance of the related debt service reserve fund of approximately $459,000 was applied against the outstanding principal and accrued interest. ESDC has also agreed to defer all interest payments due under the loan through July 1, 1998 and to defer all principal payments due under the loan through January 1, 1999 with interest continuing to accrue on such deferred amounts payable monthly beginning July 1998 through December 2001. This forgiveness resulted in a net pretax gain to the Company of approximately $221,000 (($0.05 per share), which is reported as an Extraordinary Item.

During fiscal 1998, the Company also negotiated various settlements with certain of its vendors. These settlements resulted in the vendors forgiving approximately $292,000 in accounts payable which resulted in a pretax gain to the Company of the same amount that is reported as an Extraordinary Item.

To the extent that Dunkirk is deemed to be insolvent immediately prior to any of these debt forgivenesses by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize taxable income from such forgiveness; however, certain of

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Extraordinary Item (continued)

Dunkirk's tax attributes (such as net operating loss carryforwards ("NOLs")) would be subject to reduction and would not be available to offset future income from operations, if any. For this purpose, the amount of insolvency is defined to be the excess of Dunkirk's liabilities over the fair value of its assets. An independent appraisal of the fair value of Dunkirk's assets has not been completed at this time to determine Dunkirk's solvency; however, the Company believes that Dunkirk was insolvent at the time of forgiveness, and accordingly has not recorded a tax provision on the Extraordinary Item. If Dunkirk is deemed to be solvent immediately prior to the time of the forgiveness, the Company will recognize taxable income for the debt forgiveness in its tax year ending June 30, 1998. The amount of such income may be offset by NOLs, subject to possible limitations as discussed in Note 8. Even if sufficient NOLs were available to offset such taxable income after such limitations, the Company may be subject to alternative minimum tax.

Net Loss Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of Statement 128.

Basic net loss per common share is based on the net loss attributable to common stockholders for the year, divided by the weighted average number of common shares outstanding during the year (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering). Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 1,519,252 stock options, 29,376,661 warrants and 12,323,900 shares underlying the Series A Preferred Stock, after giving effect to the reset of the conversion price of the Series A Preferred Stock (see Note 7).

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 1998. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair market value of the debt.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

In June 1997, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Neither FAS 130 nor FAS 131 are expected to have a material effect on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

Long-term debt consists of the following obligations as of June 30, 1998 and 1997:

                                                                                          June 30,
                                                                                      1998         1997
                                                                                      ----         ----
Dunkirk-Chautauqua Region Industrial Development Corporation (CRIDA) mortgage note collateralized by a mortgage on real property, payable interest only through December 1, 1998 and beginning January 1, 1999 in monthly installments of $4,880 including interest at a variable rate (6% at June 30,
    1998) through October 1, 2004. Repayment is guaranteed by the Company          $  287,648   $  304,432

Dunkirk-Term loan with the New York State Job Development Authority (JDA)
    payable interest only through December 1, 1998 and beginning January 1, 1999 in monthly installments of $29,308 including principal and interest at the prime rate (8.50% at June 30, 1998) through December 27, 2001. Collateral for this loan is a first purchase money lien on the Company's machinery and equipment, and repayment is guaranteed by the Company and by the former
    Dunkirk president                                                               1,183,110    1,887,871

Dunkirk- Subordinated mortgage note collateralized by a mortgage on real property, payable in monthly installments of $4,956 including interest at
    10% through January 21, 2004                                                      256,457      288,516

Dunkirk-Chautauqua County Industrial Development Agency (CCIDA) subordinated note payable in monthly payments of $1,485 including interest at 7% through
    June 1, 1999. The note contains various restrictive covenants, is guaranteed by the former Dunkirk president and is collateralized by a subordinated
    security interest in certain machinery and equipment                               17,163       33,170

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

3. Debt (continued)

Dunkirk-Southern Tier Enterprise Development Organization (STEDO) subordinated note payable in monthly payments of $1,169 including interest at 8% through
    July 1, 2002. The note contains various restrictive covenants, is guaranteed by the former Dunkirk president and is collateralized by a subordinated
    security interest in certain equipment                                             38,218       48,727

Dunkirk-New York Job Development Authority (Al Tech) subordinated note payable interest only through December 1, 1998 and beginning January 1, 1999 in monthly payments of $4,296 including interest at 5% through September 1,
    1999. The note contains various restrictive covenants, is guaranteed by the
    Company and by the former Dunkirk president and is collateralized by a
    subordinated security interest in certain equipment                                37,870       48,096

Dunkirk-Chautauqua County Industrial Development Agency solid waste disposal facility bonds payable in quarterly payments of interest only through
    September 1, 1998 at a rate of 11.5%. In September 1997, the holders of these bonds retired them in exchange for a cash payment of $1,620,000 and the balance of the related debt service reserve fund of $194,000. (see Note
    2)                                                                                      0    8,000,000

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

3. Debt (continued)

Dunkirk-Subordinated unsecured debt from various electronic companies; 0I-NEG TV
    Products, Inc. (Techneglas), Thomson Consumer Electronics, Sanyo
    Manufacturing Corp., Toshiba Display Devices and Hitachi Electronic Devices
    (USA), begin with quarterly payments of interest only at prime plus 2%
    (10.50% at June 30, 1998) through a range of dates ending January 1, 1999
    Beginning between March 31, 1998 and April 1, 1999 and going through a range of dates with the final subordinate debt issue ending January 1, 2004 quarterly installments of principal plus interest at prime plus 2% are payable. The first five quarterly interest payments for a portion of the debt has been converted by the Company into subordinated notes ($43,789 converted at June 30, 1998) payable in quarterly payments of interest only at 8% for nineteen quarters and the principal amount plus interest being due
    between April 1, 1999 through April 1, 2000                                       703,789       703,789
                                                                                   ----------   -----------

Total Debt                                                                          2,524,255    11,314,601

Less Current Maturities                                                             2,524,255       530,258
                                                                                   ----------   -----------

                                                                                   $       -0-  $10,784,343
                                                                                   ==========   ===========

The Company has agreed to indemnify and hold harmless the former Dunkirk president with respect to guarantees made by him for obligations of Dunkirk. In addition, the Company has agreed to use its reasonable efforts to cause the release of such guarantees. At June 30, 1998, the Company was in violation of certain loan covenants, related to the above debt, and as a result all of the above debt has been classified as a current liability at June 30, 1998.

4. Notes Payable

In July and August of 1997 the Company borrowed and repaid from two significant stockholders of the Company a total of $500,000 for working capital purposes, and in connection therewith, issued warrants to purchase 198,863 shares of Common Stock at an exercise price equal to $0.66 (after giving effects to antidilution adjustments resulting from the sale of Series A Preferred Stock, the issuance of the additional shares of Series A Preferred Stock and the reset of the conversion price of the Series A Preferred Stock described in Note 7). These Common Stock warrants were valued at $76,000 in accordance with the provisions of FAS 123. This amount was recorded as debt discount and was amortized in fiscal 1998.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

4. Notes Payable (continuted)

On May 8, 1998, the Company entered into a Senior Secured Line of Credit Agreement (the "Credit Agreement") with two significant stockholders of the Company. The Credit Agreement provides for a line of credit (the "Line of Credit") of up to $1,200,000 pursuant to which the Company can draw down up to $300,000 per month, although draw downs beyond the initial $300,000 draw will be at the discretion of the lenders. At June 30, 1998, the Company had borrowed $610,000 under the Credit Agreement. The Line of Credit is secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the Line of Credit accrue interest at an annual rate of 12%. The Line of Credit matures on the earlier of May 8, 1999 or the completion of any financing of at least $1,500,000. Subsequent to year end the Company has fully drawn down the remaining amounts available under the Line of Credit.

The Credit Agreement contains customary covenants and default provisions. In addition, upon an Event of Default (as defined in the Credit Agreement), but only after a 60-day cure period, the lenders will be entitled to appoint a majority of the Board of Directors. In addition, upon an Event of Default, but only after a 90-day cure period, the lenders may convert any outstanding principal amount plus interest, into shares of Common Stock of the Company at the then fair market value of the Common Stock.

In addition, the Company issued to the lenders warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 (the closing price of the Common Stock on the date of issuance after adjustment for the reset of the conversion price of the Series A Preferred Stock described in
Note 7.), subject to vesting. Of such warrants, warrants to purchase 29,850 shares of Common Stock vest with respect to each $100,000 (or ratable portion thereof) drawn under the Credit Agreement. These Common Stock warrants were valued at $129,600 in accordance with the provisions of FAS 123 and this amount was recorded as debt discount. This has resulted in an effective interest rate of approximately 29% on the Line of Credit. The Line of Credit includes an unamortized debt discount of $108,000 at June 30, 1998.

5. Restricted Assets

Dunkirk had a debt service reserve fund equivalent to 10% of the solid waste disposal facility bonds plus interest which was required to be deposited in escrow ($419,963 at June 30, 1997).

In September 1997, the balance of the debt service reserve fund of approximately $424,000 was used to retire the bonds (see Note 2), including $230,000 of accrued interest on the bonds.

Dunkirk also had a debt service reserve fund of $449,190 at June 30, 1997, including interest, deposited in escrow as required by the ESDC. In December 1997, the balance of the debt service reserve fund of approximately $459,000 was applied against the outstanding principal and accrued interest due on the related debt. (see Note 2)

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

6. Commitments and Contingencies

Lease Agreements

The Company has entered into capital leases for machinery and equipment that may be purchased on expiration of the leases on various dates through 2000. The net asset value of property under capitalized leases, included in property, plant and equipment, is as follows:

                                                                June 30,
                                                         1998             1997
                                                         ----             ----
Machinery and equipment                                $353,545         $353,686
Less accumulated amortization                           321,039          289,382
                                                       --------         --------
                                                       $ 32,506         $ 64,304
                                                       ========         ========

Lease amortization of $31,714 and $72,637 for the years ended June 30, 1998 and 1997, respectively, is included in cost of goods sold.

Future minimum lease payments required under operating leases together with the present value of the net minimum lease payments for capitalized leases as of June 30, 1998 are as follows:

                                                      Capitalized      Operating
                                                           Leases         Leases
                                                           ------         ------

June 30,
1999                                                      $26,899       $203,537
2000                                                       15,572        125,349
2001                                                           --          4,011
2002                                                           --          1,337
                                                          -------       --------
Total net minimum lease payments                           42,471       $334,234
                                                                        ========
Less amount representing interest                           3,271
                                                          -------
Present value of net minimum lease payments               $39,200
                                                          =======

Total rent expense of the Company for the periods ended June 30, 1998 and 1997 was $238,372 and $73,674, respectively.

Consulting Agreement

The Company entered into a Consulting Agreement with the Acting President to assist the Company in strategic planning, business development, investor relations, fund raising and such other activities as shall be reasonably requested by the Board. Fees will accrue under the Agreement at $10,000 per month until its expiration in August 2000.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

7. Capital Stock

In connection with the Company's May 16, 1996 initial public offering, 740,559 shares of the Company's Common Stock and options to purchase 71,923 shares of Common Stock (the "Escrow Securities") were deposited into escrow by the holders thereof. The Escrow Securities will only be released from escrow when the Company attains certain earnings levels or the market price of the Company's Common Stock achieves certain levels. These Escrow Securities are subject to cancellation if such conditions are not achieved. In the event that the Escrow Securities are released from escrow to the stockholders of the Company who are officers, directors, employees or consultants of the Company, compensation expense will be recorded for financial reporting purposes. This non-cash charge to earnings will be equal to the fair value of such securities on the date of their release.

In August, September and December of 1997, the Company sold 553,000 shares of Series A Preferred Stock, with a par value of $.001 per share and a stated value of $10 per share, under a placement agency agreement for the private placement of the Series A Preferred Stock. The net proceeds to the Company were $4,523,302 after deducting the placement agent commissions and expenses and other transaction expenses. Each share of Series A Preferred Stock is convertible into twenty shares of common stock at a conversion price of $0.50 per share after giving effect to anti-dilution adjustments resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998. Commencing in December 1998, the holders of the Series A Preferred Stock are entitled to receive dividends payable in cash, or at the option of the Company, in additional shares of Series A Preferred Stock at the rate of 10% per annum. The affirmative vote of the holders of at least two-thirds of the Series A Preferred Stock is required for the issuance of senior securities, the incurrence of indebtedness, the repurchase of securities and certain other restrictions. The placement agent received a cash commission of 9% and a non-accountable expense allowance of 4% of the gross proceeds. The placement agent also received warrants, which expire in June, 2008, to purchase 61,945 shares of the Company's Series A Preferred Stock at an exercise price of $9.82 per share (after giving effect to antidilution adjustments resulting from the issuance of the additional shares of Series A Preferred Stock on April 10,1998).

Since the Series A Preferred Stock is convertible at a discount, a Series A Preferred Stock dividend of $2,605,503 ($.54 per Common share) has been recorded for year ended June 30, 1998 for the difference between the discounted conversion price of the Series A Preferred Stock and the fair market value of the Company's Common Stock at the time of issuance. The Series A Preferred Stock also contains a reset provision under which the conversion price in effect immediately prior to the date that is 12 months after the final closing date of the issuance and sale of the Series A Preferred Stock (the "Reset Date") shall be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the twenty (20) consecutive trading days immediately preceding the Reset Date is less than 135% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the conversion price shall be reduced to be equal to the greater of (A) the 12-month trading price divided by 1.35, or (B) 50% of the then applicable

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

7. Capital Stock (continued)

conversion price. As a result of this reset feature, a Series A Preferred Stock dividend of $426,816 ($.09 per Common share) has been recorded for the year ended June 30, 1998 for the difference between the discounted conversion price as reset and the fair market value of the Company's Common Stock at the time of issuance. This reset feature resulted in the conversion price of the Series A Preferred Stock being adjusted to $0.50 per share of Common Stock on December 8, 1998.

Pursuant to the terms of the private placement agreement, the Company was required to register the shares of Common Stock underlying the Series A Preferred Stock within 90 days of the final closing of the private placement. Those shares of Common Stock were not registered within 90 days of the final closing, and accordingly, the Company issued an additional 66,360 shares of Series A Preferred Stock (convertible into 1,327,200 shares of Common Stock) to the purchasers of the private placement on April 10, 1998. These shares were valued at $663,600 (the fair value of the Series A Preferred Stock) and were recorded in selling, general and administrative expenses in fiscal 1998. As of June 30, 1998, the holders of the Series A Preferred Stock had converted 6,080 shares of Series A Preferred Stock into 60,800 shares of Common Stock.

At June 30, 1998, the Company had the following Common Stock purchase warrants outstanding after giving effect to antidilution provisions of the warrant agreements and adjusted as a result of the reset of the conversion price of the Series A Preferred Stock described above:

                              Number of
                          Underlying Shares      Exercise Price       Expiration Date
                          -----------------      --------------       ---------------
Class A Warrants               9,200,462             $2.95          May 16 & June 7, 2001
Class B Warrants               7,008,058             $3.93          May 16 & June 7, 2001
Lenders' Warrants (see
        Note 4)                  198,863             $0.66          July 21, 2002
Lenders' Warrants (see
        Note 4)                  385,075             $0.67          May 8, 2003
Others                           319,204          $4.40-$5.28       May 5, 2000-May 5, 2005
                             -----------
                              17,111,662
                             ===========

At June 30, 1998, 16,908,405 of the warrants were exercisable. Upon exercise of the Class A Warrants, the purchaser receives one share of Common Stock and one new Class B Warrant.

In addition to the warrants listed above and in connection with the initial public offering, the Company sold for a nominal fee on May 16, 1996 to the Underwriter the option to purchase up to 306,700 shares of Common Stock at an exercise price of $6.16 and/or 608,204 Class A Warrants at an exercise price of $.07 and/or 609,229 Class B Warrants at an exercise price of $.07, all of which expire on May 16, 2001. After purchase the Class A Warrants will be exercisable at a price of $2.95 per share of Common Stock and the Class B Warrants will be

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

7. Capital Stock (continued)

exercisable at a price of $3.93 per share of Common Stock, subject to adjustment to protect against dilution.

The Company maintains an Employee Stock Option Plan (the "Employee Plan") and a Non-Employee Director Stock Option Plan (the "Non-Employee Plan"). Stock options may be granted at the discretion of the Board of Directors. The Company has reserved 440,000 and 250,000 shares of its Common Stock for issuance upon the exercise of options granted under the Employee and Non-Employee Plans, respectively. The Non-Employee Plan options are generally exercisable in full one year after the date of grant and expire ten years from the date of grant. The Employee Plan options primarily vest one-third on each of the first three anniversaries of the date of grant and expire on the seventh anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company's Common Stock on the date of grant. On January 27, 1998, the Company reduced the exercise price of certain options granted under the Non-Employee Plan for 21,580 shares to $0.78 per share from exercise prices ranging from $3.125 to $5.00 per share.

The following table summarizes the activity in options under the Employee and Non-Employee Plans:

                                                               Weighted Average
                                        Number of Shares        Exercise Price
                                        ----------------        --------------
Employee Plan Options
Outstanding at July 1, 1996                   69,623                  4.40
  Granted                                    148,000                  4.40
  Canceled                                   (48,543)                 4.40
                                            --------
Outstanding at June 30, 1997                 169,080                  4.40
  Granted at market value                    272,500                   .78
  Granted below market value                  20,000                  1.38
  Canceled                                   (41,946)                 4.40
                                            --------
Outstanding at June 30, 1998                 419,634                  1.91
                                            ========

Non-Employee Plan Options
Outstanding at July 1, 1996                    7,483                  4.40
  Granted                                     50,847                  3.16
                                            --------
Outstanding at June 30, 1997                  58,330                  3.32
  Granted at market value                    135,000                   .94
  Canceled                                   (25,412)                 3.41
                                            --------
Outstanding at June 30, 1998                 167,918                  1.08
                                            ========

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

7. Capital Stock (continued)

                                       Options Outstanding              Options Exercisable
                                        at June 30, 1998                 at June 30, 1998
                                     ---------------------------      -----------------------
                                                     Weighted
                                     Weighted         Average                        Weighted
                                     Average         Remaining                       Average
                       Number        Exercise       Contractual        Number        Exercise
Range                 of Shares       Price         Life (Years)      of Shares       Price
-----                 ---------       -----         ------------      ---------       -----
$0.781                 409,080        $0.781            7.5            61,580        $0.781
$1.375-$1.875           40,000        $1.625            7.6            20,000        $1.375
$3.125-$5.00           138,472        $4.308            4.9           116,543        $4.291
                       -------                                        -------
TOTAL                  587,552        $1.670            6.9           198,123        $2.906
                       =======                                        =======

Of the total options outstanding under the plans, 198,123 and 75,557 were exercisable at June 30, 1998 and 1997, respectively.

Effective as of August 26, 1996 ("Effective Date"), the Company approved and adopted the 1996 Long-Term Employee Incentive Plan (the "Plan"). Under the Plan, payment of awards may be in cash or the Common Stock of the Company or a combination of both, at the option of the Company. The maximum number of shares of the Company's Common Stock available for awards under the Plan is 800,000, subject to adjustments as provided in the Plan. The Plan will terminate without further action of the board of directors on the tenth anniversary of the Effective Date. In October 1996, the Company issued a total of 90,000 shares (at par value and, accordingly, compensation expense was recognized) to two former officers of the Company under the Plan which shares vested on January 1, 1998. Effective in July 1997, the Company issued a total of 600,000 options at an exercise price of $1.375 to two officers of the Company which vest 20% at date of grant and 20% for each of the next four years. On January 27, 1998, the Company reduced the exercise price of these options to $0.78 and granted a total of 10,000 options at an exercise price of $0.78 to two other officers of the Company which vest one-third on each of the first three anniversaries of the date of grant. All options granted under the Plan expire on the seventh anniversary of the dates of grant.

On January 27, 1998, the Company granted non-qualified options to purchase 15,000 shares of its Common Stock at an exercise price of $0.78 per share to a former director which were vested at the date of grant and expire on the tenth anniversary of the date of grant. These options are not part of the Employee Plan, Non-Employee Plan or the 1996 Long-Term Employee Incentive Plan.

The Company recorded $265,150 in compensation costs during fiscal 1998 in connection with the issuance of non-employee plan options, employee plan options issued below market and the

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

7. Capital Stock (continued)

modification of option terms, $207,000 of this amount is included in unearned stock compensation at June 30, 1998.

At June 30, 1998, the Company has reserved 1,414,392 shares of Common Stock for the exercise of all options granted.

The Company's Board of Directors authorized an increase of the authorized number of common shares to 50 million shares, which was approved by the Company's stockholders at the Company's Annual Meeting held on March 31, 1998.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices, which equal or exceed the market price of the Company's Common Stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair market value based on the method prescribed in FAS 123. The Company estimates the fair value of each stock option at the date of grant by using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, an expected life of 7.0 years for fiscal 1998 and 7.9 years for fiscal 1997, expected volatility of 55% for fiscal 1998 and 78% for fiscal 1997, and a risk-free interest rate of 6%.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted to employees in 1998 and 1997 is amortized to expense over the options' vesting period. The weighted-average fair value of options granted during fiscal years 1998 and 1997 were $0.85 and $2.79, respectively. The Company's pro forma information follows:

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

7. Capital Stock (continued)

                                                    1998                1997
                                                    ----                ----

Pro Forma net loss                            $   (5,640,041)    $  (13,127,518)
Pro Forma loss per common share               $        (1.17)    $        (2.75)

8. Income Taxes

There was no income tax expense/benefit for the Company for the years ended June 30, 1998 and 1997.

Following is a reconciliation of the expected income tax benefit to the amount based on the U.S. statutory rate of 34% for the years ended June 30, 1998 and 1997:

                                                     For the year ended June 30,
                                                         1998           1997
                                                         ----           ----

Income tax benefit based on U.S. statutory rate      $  (890,712)   $(4,370,758)
Current year addition to the valuation allowance         890,712      4,370,758
                                                     -----------    -----------
Provision for income taxes                           $        --    $        --
                                                     ===========    ===========

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             June 30,
                                                      1998               1997
                                                      ----               ----

Deferred tax assets:
   Deferred revenue                              $         --      $    196,778
   Reserve for disposal                               206,000           285,240
   Start-up costs                                      87,661            57,334
   Fixed assets                                     2,400,544         1,422,000
   Allowance for doubtful accounts                      7,200                --
   Accruals                                           166,620                --
   Stock options and warrants                          57,500                --
   Tax loss carryforward                            8,312,424         8,228,700
                                                 ------------      ------------
Total deferred tax assets                          11,237,949        10,190,052

Valuation allowances                              (11,237,949)      (10,190,052)
                                                 ------------      ------------
Net deferred tax assets                          $         --      $         --
                                                 ============      ============

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

8. Income Taxes (continued)

The Company's valuation allowance increased by approximately $1,000,000 for the year ended June 30,1998 which represents the effect of changes to the temporary differences and net operating losses. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

At June 30, 1998, the Company has approximately $20 million of net operating loss carryforwards, which expire between 2006 and 2013. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carryforwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and current shifts in ownership (the Preferred Stock Offering), the Company's ability to utilize its net operating loss carryforwards could be severely limited.

9. Employee Benefit Plan

The Company established a 401(K) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements effective August 1, 1998. The Company's contribution to the plan is determined by the Board of Directors and is limited to a maximum of 100% of the employee's contribution and 6% of the Employee's compensation. No contributions were made to the plan for the fiscal years ended June 30, 1998 and 1997.

                                  EXHIBIT INDEX

Exhibit
Number                             Description of Exhibit
------                             ----------------------

2.1* Agreement and Plan of Reorganization dated August 16, 1994, among the Company, CTI Acquisition Corporation, Dunkirk International Glass and Ceramics Corporation ("Dunkirk") and certain stockholders of Dunkirk listed on the signature pages thereto

3.1*        Amended and Restated Certificate of Incorporation of the Company

3.2**       Certificate of Designation of Series A Convertible Preferred Stock

3.3 *       By-laws of the Company

3.4 Certificate of Amendment to the Restated Certificate of Incorporation of the Company

4.3 * Term Note No. 2 dated as of January 27, 1995, between Key Bank of New York and Dunkirk

4.4* Security Agreement dated as of January 27, 1995, between Key Bank of New York and Dunkirk

4.5* Debt Service Reserve Agreement dated as of January 27, 1995, between Key Bank of New York and Dunkirk

10.1* Conversion Technologies International, Inc. 1994 Employee Stock Option Plan, As Amended

10.2* Conversion Technologies International, Inc. 1994 Stock Option Plan for Non-Employee Directors, As Amended

10.3** Conversion Technologies International, Inc. 1996 Long-Term Employee Incentive Plan, As Amended

10.4** Consulting Agreement dated March 1, 1995 between the Company and Eckardt C. Beck, As Amended

10.5** Employment Agreement dated as of August 1, 1997 between the Company and William L. Amt.

10.6** Employment Agreement dated as of July 2, 1997 between the Company and Jack D. Hays, Jr.

10.7** Employment Agreement dated as of July 2, 1997 between the Company and Richard H. Hughes.

10.8** Consulting Agreement dated as of June 4, 1997, between the Company and Harvey Goldman.

10.10** Termination of Lease Agreement dated as of September 4, 1997 between County of Chautauqua Industrial Development Agency and Dunkirk

10.11** Bill of Sale dated as of September 4, 1997 between County Chautauqua Industrial Development Agency and Dunkirk

10.12** Termination of Security Agreement dated as of September 4, 1997 between County of Chautauqua Industrial Development Agency and Dunkirk

10.13** Release of Company Guaranty dated as of September 4, 1997 between United States Trust Company of New York and Dunkirk

10.14** Release of Corporate Guaranty dated as of September 4, 1997 between United States Trust Company of New York and the Company

10.15** Lease Agreement dated July 15, 1997 between Koger Equity, Inc. and the Company

10.16** Termination Agreement dated as of June 30, 1997 between the Company CTI, Acqsub-II, Inc. and Octagon, Inc.

10.18* Project Development Assistance Agreement dated July 13, 1995, among the Company, Technology Funding Partners III, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

10.19** Technology Purchase Agreement dated as of June 30, 1997 between Advanced Particle Technologies, Inc. and Vangkoe Industries, Inc.

10.20** Distributor Agreement dated as of June 30, 1997 between Advanced Particle Technologies, Inc. and Vangkoe Industries, Inc.

10.21* Consulting Agreement dated as of May 5, 1995, among the Company, Technology Funding Partners III, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

10.22* Registration Rights Agreement dated as of May 5, 1995, among the Company, Technology Funding Partners III, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

10.25** Warrant for the Purchase of Shares of Series A Convertible Preferred Stock issued to Paramount Capital, Inc. by the Company

10.26* Series A Preferred Stock Purchase Agreement dated as of May 5, 1995, among the Company, Technology Funding Partners 111, L.P. and Technology Funding Venture Partners V, An Aggressive Growth Fund, L.P.

10.27** Form of Placement Agency Agreement between the Company and Placement Agent.

10.28** Form of Subscription Agreement between the Company and various subscribers of Series A Preferred Stock.

10.29**     Form of Placement Agent Warrant.

10.30** Form of Financial Advisory Services Agreement between the Company and Placement Agent.

10.31** Form of Warrant issued in connection with Senior Secured Line of Credit Agreement.

10.32** Letter from Empire State Development Corporation ("ESDC") to Dunkirk dated July 22, 1997 confirming its guarantee of the Key Bank Note

10.33** Letter from Key Bank to ESDC dated July 30, 1997 confirming that it will not exercise any remedies under the Key Bank Note and will execute documents to assign the Key Bank Note to ESDC

10.34*** Senior Secured Line of Credit Agreement dated as of May 8, 1998 by and among Aries Domestic Fund, L.P., The Aries Fund, Dunkirk, APT and the Company

10.35 Security Agreement dated as of May 8, 1998 among the Company, Dunkirk, APT and Paramount Capital Asset Management, Inc.

10.36 Subsidiary Guarantee dated as of May 8, 1998 by Dunkirk and APT in favor of The Aries Fund and Aries Domestic Fund, L.P.

10.37 Promissory Note dated as of February 23, 1999 issued by the Company in favor of Eckhardt C. Beck

10.38 Termination Agreement dated as of January 1, 1998 by and between the Company and Jack D. Hays, Jr.

10.39 Termination Agreement dated as of January 1, 1998 by and between the Company and Richard H. Hughes

10.40 Consulting Agreement dated December 22, 1998 by and between the Company and 4C Technologies, Inc.

10.41 Amendment dated as of May 8, 1998 to the Technology Purchase Agreement dated as of June 30, 1997 by and between APT and VANGKOE

10.42 Termination Agreement dated as of May 8, 1998 by and between APT and VANGKOE

10.43 Materials Bill of Sale Agreement dated as of May 8, 1998 by and between the Company and VANGKOE

10.44 Ceramaglass Trademark & Intellectual Property Agreement dated as of May 8, 1998 by and between the Company and VANGKOE

10.45 Ceramaquartz Trademark & Intellectual Property Agreement dated As of May 8, 1998 by and between the Company and VANGKOE

10.46       Letter Agreement of the Company dated March 11, 1998 with Dlubak

10.47       Lease dated April 1, 1998 by and between 312 Industrial Park and the
            Company

10.48       Lease dated April 1, 1998 by and between Willard Park Inc. and the
            Company

10.49 Manufacturer Representative Agreement dated as of January 1, 1998 by and between the Company and Engineered Products Sales Associates

10.50 Manufacturer Representative Termination Agreement dated as of January 1, 1998 by and between the Company and Engineered Products Sales Associates

11          Statement of Computation of Net Loss Per Share

21**        Subsidiaries of the Company

27          Financial Data Schedule for the year ended June 30, 1998

* Incorporated by reference to the exhibits to the Company's Registration Statement on form SB-2, Registration No. 333-00756.

** Incorporated by reference to the exhibits to the Company's Annual Report on form 10-KSB, fiscal 1997.

*** Incorporated by reference to the exhibits to the Company's Annual Report on form 10-QSB for the quarterly period ended March 31, 1998.

All other Exhibits filed herewith.