Form 10KSB40/A
period 1998-06-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1999-04-22
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                  Commission File No.:
     June 30, 1998                                               000-28198

                                   ----------

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

                       Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The Annual Report on Form 10-KSB of Conversion Technologies International, Inc. (the "Company") which was filed with the Securities and Exchange Commission on April 6, 1999 (the "Annual Report"), inadvertently included the conformed signature of Douglas M. Costle, a director of the Company, who did not sign the Annual Report and inadvertently did not include the day in March when all of the other directors and officers of the Company signed the Annual Report. This Amendment is being filed to show that all directors and officers signed the Annual Report on March 31, 1999, excluding Mr. Costle who did not sign the Annual Report.

Pursuant to the requirement of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: April 22, 1999           Conversion Technologies International, Inc.


                                     By: /s/ Eckardt C. Beck
                                         ---------------------------------------
                                         Eckardt C. Beck
                                         Acting President and Chief Executive
                                           Officer