Form 10QSB
period 1998-09-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1999-05-13
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                              Commission File No:
     September 30, 1998                                           000-28198

                              -----------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                                13-3754366
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                                    I.D. Number)

                               7 San Bartola Drive
                          St. Augustine, Florida 32086
                    (Address of principal executive offices)

                                 (904) 808-0503
                (Issuer's telephone number, including area code)

                             -----------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999, the Issuer had outstanding 5,603,045 shares of Common Stock, 613,030 shares of Series A Convertible Preferred Stock, convertible into 12,260,600 shares of Common Stock, Redeemable Class A Warrants exercisable for 9,808,666 shares of Common Stock and Redeemable Class B Warrants exercisable for 7,617,287 shares of Common Stock.

                 Transactional Small Business Disclosure Format

                                 Yes |_| No |X|

                                   Contents

                                                                            Page
                                                                             No.
                                                                             ---

Part I - Financial Information

   Consolidated Balance Sheets of Conversion Technologies
     International, Inc. and Subsidiaries as of September 30, 1998
     and June 30, 1998.........................................................3

   Consolidated Statements of Operations of Conversion Technologies
     International, Inc. and Subsidiaries for the three month periods ended September 30, 1998 and 1997.........................................4

   Consolidated Statement of Stockholders' Equity  (Deficiency) of
     Conversion Technologies International, Inc. and Subsidiaries for
     the three month period ended September 30,1998............................5

   Consolidated Statements of Cash Flows of Conversion Technologies
     International, Inc. and Subsidiaries for the three month periods ended September 30, 1998 and 1997.........................................6

   Notes to Consolidated Financial Statements..................................7

   Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................12

Part II - Other Information ..................................................16

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                   September 30,     June 30,
                                                       1998            1998
                                                   -------------   ------------
                                                    (Unaudited)

                  Assets

Cash and cash equivalents                          $    139,684    $    168,483
Accounts receivable, less allowance
  for doubtful accounts of $18,000
  at September 30, 1998 and June 30, 1998               134,047         258,990
Inventories                                             524,361         557,292
Prepaid expenses and other current assets                98,163          94,596
                                                   ------------    ------------
Total current assets                                    896,255       1,079,361

Property, plant and equipment:

  Land                                                       --              --
  Building and improvements                                  --              --
  Machinery and equipment                               737,347         702,614
  Construction in progress                                   --              --
                                                   ------------    ------------

                                                        737,347         702,614
  Less accumulated depreciation                        (182,859)       (148,057)
                                                   ------------    ------------

                                                        554,488         554,557
Property, plant and equipment held for
  sale at estimated disposal value                    1,000,000       1,000,000
Other assets, less accumulated
  amortization of $104,195 and
  $97,811 at September 30, 1998
  and June 30, 1998 respectively                        126,399         132,783
                                                   ------------    ------------
                                                   $  2,577,142    $  2,766,701
                                                   ============    ============

     Liabilities and stockholders' deficiency

Notes payable                                      $  1,064,400    $    502,000
Accounts payable                                      1,210,246       1,193,624
Reserve for disposal                                    512,000         515,000
Accrued expenses                                        442,716         394,163
Investment tax credit payable                           235,000         235,000
Current portion of capital lease
  obligations                                            29,586          23,965
Current portion of long-term debt                     2,514,497       2,524,255
                                                   ------------    ------------
Total current liabilities                             6,008,445       5,388,007

Capital lease obligations, less
  current portion                                         2,464          15,235
Long-term debt, less current portion                         --              --

Stockholders' deficiency
  Series A Convertible Preferred Stock,
  $.001 par value, authorized 880,000 shares,
  issued and outstanding 613,030 and
  613,280 shares at September 30,
  1998 and June 30, 1998 respectively                       613             614
  Common Stock, $.00025 par value, authorized
  50,000,000 and 25,000,000 shares, issued and
  outstanding 5,603,045 and 5,600,545 shares
  at September 30, 1998 and June 30, 1998
  respectively                                            1,401           1,400
  Additional paid-in capital                         33,477,200      32,876,274
  Unearned stock compensation                          (188,124)       (207,000)
  Accumulated deficit                               (36,724,857)    (35,307,829)
                                                   ------------    ------------
Total stockholders' deficiency                       (3,433,767)     (2,636,541)
                                                   ------------    ------------
                                                   $  2,577,142    $  2,766,701
                                                   ============    ============
See Accompanying Notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      1998             1997
                                                  -----------       -----------

Revenue
  Product sales                                   $   221,721       $   242,096
  Recycling fees                                       15,517            83,046
                                                  -----------       -----------
    Total revenues                                    237,238           325,142

Cost of goods sold                                    563,225           685,776
                                                  -----------       -----------

Gross loss on sales                                  (325,987)         (360,634)

Selling, general and administrative                   384,831           685,562
                                                  -----------       -----------

Loss from operations                                 (710,818)       (1,046,196)

Interest expense, net                                 105,282           308,991
                                                  -----------       -----------

Loss before extraordinary item                       (816,100)       (1,355,187)

Extraordinary item - Gain on debt
  retirement                                               --         5,862,018
                                                  -----------       -----------

Net income (loss)                                    (816,100)        4,506,831

Preferred stock dividends                            (600,926)       (1,573,500)
                                                  -----------       -----------

Net income (loss) applicable to
  Common Stock                                    $(1,417,026)      $ 2,933,331
                                                  ===========       ===========

Basic Earnings Per Common Share:
Loss before extraordinary item                    $     (0.29)      $     (0.61)
Extraordinary item                                         --              1.22
                                                  -----------------------------
Net income (loss) applicable to
  Common Stock                                    $     (0.29)      $      0.61
                                                  =============================

Weighted average number of common
  shares outstanding                                4,860,339         4,799,186

See Accompanying Notes

                   Conversion Technologies International, Inc.
                                and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Deficiency)

                      Three Months Ended September 30, 1998

                              Series A Preferred Stock               Common Stock
                          -------------------------------   ------------------------------                                 Total
                                               Additional                       Additional    Unearned                 Stockholders'
                           Number               Paid-In       Number              Paid-In      Stock      Accumulated     Equity
                          of Shares    Amount   Capital     of Shares   Amount    Capital   Compensation    Deficit     (Deficiency)
                          ----------------------------------------------------------------------------------------------------------

Balance at July 1, 1998     613,280    $ 614   $8,157,807   5,600,545  $ 1,400  $24,718,467  $(207,000)   $(35,307,829) $(2,636,541)

  Series A Preferred
    Stock converted into
    Common Stock               (250)      (1)      (3,670)      2,500        1        3,670                                      --

  Stock compensation                                                                            18,876                       18,876

  Adjustment of prior
    conversions of
    Series A Preferred
    Stock into Common
    Stock                                         (28,460)         --                28,460                                      --

  Preferred Stock
    dividends                                     600,926                                                     (600,926)          --

  Net Loss                                                                                                    (816,100)    (816,100)
                          ----------------------------------------------------------------------------------------------------------
Balance at
  September 30, 1998        613,030    $ 613   $8,726,603   5,603,045  $ 1,401   $24,750,597 $(188,124)   $(36,724,855) $(3,433,765)
                          ==========================================================================================================

See accompanying notes

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                    For the three months ended
                                                            September 30,
                                                          1998         1997
                                                    ---------------------------

Operating activities
Net (loss) income                                   $  (816,100)    $ 4,506,831
Adjustments to reconcile loss to net
 cash used in operating activities:
  Depreciation expense                                   34,802         197,664
  Amortization expense                                    6,384          11,302
  Amortization of discount on
    notes payable                                        32,400
  Extraordinary item                                         --      (5,862,018)
  Stock compensation expense                             18,876          58,184
  Changes is operating assets and
    liabilities:
    Decrease (increase) in accounts
      receivable                                        124,943         (66,094)
    Decrease (increase) in inventories                   32,931        (106,479)
    (Increase) decrease in prepaid expenses
      and other current assets                           (3,567)         27,116
    (Increase) in other assets                               --          (7,091)
    (Decrease) in deferred revenue                           --         (51,996)
    Increase (decrease) in accounts payable,
      reserve for disposal and other
      accrued expenses                                   62,173        (379,892)
                                                    ---------------------------
Net cash used in operating activities                  (507,158)     (1,672,473)

Investing activities
Issuance of notes receivable                                 --              --
Capital expenditures                                    (34,733)        (84,820)
                                                    ---------------------------
Net cash used in investing activities                   (34,733)        (84,820)

Financing activities
Decrease in deferred finance charges                         --           1,750
Issuance of notes payable                               530,000         500,000
Payment of notes payable                                     --        (500,000)
Decrease in restricted assets                                --         220,361
Principal payments on long--term debt                    (9,758)     (1,647,575)
Principal payments under capital lease
  obligations                                            (7,150)         (6,546)
Issuance of Series A Preferred Stock,
  net of offering costs                                      --       3,501,717
                                                    ---------------------------
Net cash provided by financing activities               513,092       2,069,707
                                                    ---------------------------

(Decrease) increase in cash and
  cash equivalents                                      (28,799)        312,414
Cash and cash equivalents at
  beginning of period                                   168,483         325,092
                                                    ---------------------------
Cash and cash equivalents at
  end of period                                     $   139,684     $   637,506
                                                    ===========================

Supplemental disclosure of cash
  flow information
Interest paid                                       $    23,945     $   270,323
                                                    ===========================

See accompanying notes.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1998

                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended June 30, 1998 included in the Company's annual report on Form 10-KSB.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money other than the Line of Credit and as a result all of the Company's debt has been classified as a current liability of September 30, 1998 and June 30, 1998. In order to allow the Company to continue operating in the short term, the Acting President and Chief Executive Officer of the Company, has advanced to the Company, or has not received accrued compensation of, an aggregate of $190,000, and the Company has borrowed additional funds on a short term basis from the issuers of the Line of Credit. The Company is currently seeking additional financing through a private placement of its equity securities. There can be no assurance that the Company will be able to obtain necessary financing. If the Company is not able to obtain immediate financing, the Company may be forced to further limit or even cease operations. In view of the foregoing, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1998

                                   (Unaudited)

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

2. Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                             September 30, 1998    June 30, 1998
                                             ------------------    -------------

Raw materials                                     $271,796            $216,639
Work-in-process                                     87,036             147,291
Finished goods                                     165,529             193,362
                                                  --------            --------

                                                  $524,361            $557,292
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

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1998

                                   (Unaudited)

accepting the waste material. With respect to revenue from product sales, including products created from processed waste materials, revenue is recognized only upon shipment of products to customers.

For the three months ended September 30, 1998, 48.5% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $58,181 and $56,902, which represents 24.5% and 24.0% of total revenue, respectively. For the three months ended September 30, 1997, 89.6% of the Company's revenue was derived from four major customers. Revenue generated from each of these customers amounted to $160,856, $52,266, $41,607, and $36,442 which represents 49.5%, 16.1%, 12.8%, and 11.2% of total revenue, respectively.

4. Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), a wholly owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the unprocessed waste materials on hand in the event that the conversion processes being developed were not successful. To date, the Company has disposed of 1,179 tons of waste materials which it had not been able to process, of which 1,137 on was disposed of during the year ended June 30, 1998 and 42 tons was disposed of during the three months ended September 30, 1998. The amount of unprocessed waste materials on hand was 2,035 tons at June 30, 1998 and 2,021 tons at September 30, 1998. From July 1, 1997 to September 30, 1997, the Company decreased the reserve by approximately $62,000 from $713,000 to $651,000 . From July 1, 1998 to September 30, 1998, the
Company decreased the reserve by approximately $3,000 from $515,000 to $512,000. The decreases in the reserve, which resulted from reductions in the quantities of unprocessed waste materials on hand, have been credited against operations. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

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

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1998

                                   (Unaudited)

convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of Statement 128.

Basic net income (loss) per common share is based on the net income (loss) attributable to common stockholders for the period, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering). Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 1,519,252 stock options, 29,376,661 warrants and 12,323,900 shares underlying the Series A Preferred Stock, after giving effect to the reset of the conversion price of the Series A Preferred Stock (see Note 7).

6. Extraordinary Item

In September 1997, the holders of Dunkirk's $8,000,000 Chautauqua County Industrial Development Agency Solid Waste Disposal Facility Bonds (the "IDA Bonds") retired the IDA Bonds in exchange for a cash payment of $1,620,000 and the balance of the related debt service reserve fund of $194,000. The Company also wrote off approximately $324,000 of deferred financing costs relating to such debt. This forgiveness resulted in a net pretax gain to the Company of approximately $5,862,000, which is reported as an Extraordinary Item. To the extent that Dunkirk is deemed to be insolvent immediately prior to such forgiveness by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize taxable income from such forgiveness; however, certain of Dunkirk's tax attributes (such as net operating loss carryforwards ("NOLs") would be subject to reduction and would not be available to offset future income from operations, if any. For this purpose, the amount of insolvency is defined to be the excess of Dunkirk's liabilities over the fair value of its assets. An independent appraisal of the fair value of Dunkirk's assets has not been completed at this time to determine Dunkirk's solvency; however, the Company believes that Dunkirk was insolvent at the time of forgiveness, and accordingly has not recorded a tax provision on the Extraordinary Item. If Dunkirk is deemed to be solvent immediately prior to the time of the forgiveness, the Company will recognize taxable income for the debt forgiveness in its tax year ending June 30, 1998. The amount of such income may be offset by NOLs, subject to possible limitations as discussed below. Even if sufficient NOLs were available to offset such taxable income after such limitations, the Company may be subject to alternative minimum tax.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1998

                                   (Unaudited)

At June 30, 1998, the Company has approximately $20 million of net operating loss carryforwards, which expire, between 2006 and 2013. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carryforwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more that 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and current shifts in ownership (the Preferred Stock Offering), the Company's ability to utilize its net operating loss carryforwards could be severely limited.

7. Capital Stock

In August, September and December of 1997, the Company sold 553,000 shares of Series A Preferred Stock, with a par value of $.001 per share and a stated value of $10 per share, under a placement agency agreement for the private placement of the Series A Preferred Stock. The net proceeds to the Company were $4,523,302 after deducting the placement agent commissions and expenses and other transaction expenses. Each share of Series A Preferred Stock is convertible into twenty shares of common stock at a conversion price of $0.50 per share after giving effect to anti-dilution adjustments resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998. Commencing in December 1998, the holders of the Series A Preferred Stock are entitled to receive dividends payable in cash, or at the option of the Company, in additional shares of Series A Preferred Stock at the rate of 10% per annum. As of September 30, 1998, the holders of the Series A Preferred Stock had converted 6,330 shares of Series A Preferred Stock into 63,300 shares of Common Stock.

Since the Series A Preferred Stock is convertible at a discount, a Series A Preferred Stock dividend of $522,097 ($.11 per Common Share) has been recorded for the three months ended September 30, 1998 for the difference between the discounted conversion price of the Series A Preferred Stock and the fair market value of the Company's Common Stock at the time of issuance. The Series A Preferred Stock also contains a reset provision under which the conversion price in effect immediately prior to the date that is 12 months after the final closing date of the issuance and sale of the Series A Preferred Stock (the "Reset Date") shall be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the twenty (20) consecutive trading days immediately preceding the Reset Date is less that 135% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event,

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1998

                                   (Unaudited)

the conversion price shall be reduced to be equal to the greater of (A) the 12-month trading price divided by 1.35, or (B) 50% of the then applicable conversion price. As a result of this reset feature, a Series A Preferred Stock dividend of $78,829 ($.02 per Common Share) has been recorded for the three months ended September 30, 1998 for the difference between the discounted conversion price as reset and the fair market value of the Company's Common Stock at the time of issuance. This reset feature resulted in the conversion price of the Series A Preferred Stock being adjusted to $0.50 per share of Common Stock on December 8, 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Consolidated revenues for the three months ended September 30, 1998 were approximately $237,000 consisting of decorative particles and performance aggregates sales of approximately $115,000, ALUMAGLASS sales of approximately $64,000 and CRT glass recycling fees of approximately $58,000. For the same three-month period of 1997, the Company's consolidated revenues were approximately $325,000 consisting of CRT glass recycling fees of approximately $258,000 and ALUMAGLASS sales of approximately $67,000. In March 1998, as part of the shift in the Company's focus away from the CRT recycling business in favor of decorative particles and performance aggregates, the Company agreed to subcontract its CRT recycling operations which has resulted in the decline in CRT sales of approximately $200,000. The decorative particles and performance aggregates business had sales of approximately $115,000 in 1998 was not operating in 1997.

The decrease in cost of goods sold of approximately $123,000 to $563,000 in 1998 from $686,000 in 1997 reflects a number of factors, including (i) a decrease of $178,000 in depreciation due to prior adjustment of the Dunkirk assets to their estimated net realizable value, (ii) a decrease of $162,000 in direct costs for labor, fringes and utilities at Dunkirk as a result of the subcontract of the CRT recycling operations, and (iii) an increase of $165,000 from the decorative particles and performance aggregates business which was not in production in 1997.

As a result of the above revenue and cost changes, the Company's gross margin improved to a loss of approximately $326,000 for the three months ended September 30, 1998 from a loss of approximately $361,000 for the same period of 1997 as the decline in revenues of $88,000 was less than the decrease in cost of goods sold of $123,000.

Selling, general and administrative expenses decreased by $301,000 to approximately $385,000 for the three months ended September 30, 1998 compared to approximately $686,000 for the same 1997 period. This decrease was primarily the result of a $111,000 decrease in legal and accounting professional fees, a $39,000 decrease in compensation expenses relating to capital stock, and a $150,000 decrease as a result of closing the Dunkirk administrative offices at the end of the third quarter of 1997.

Net interest expense decreased by $204,000 to approximately $105,000 for the three months ended September 30, 1998 from approximately $309,000 for the same prior year period. The decrease was primarily attributable to the reduction in debt from the repayment and forgiveness described Note 6 to the consolidated financial statements which was partially offset by the interest accrued and discount amortized on the debt issued in 1998.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from private debt and equity financing and the proceeds of the IPO. Presently, the Company has limited revenue, has suffered recurring losses from operations and has a net capital deficiency. The Company is also in default on principal and interest payments with respect to substantially all of its outstanding indebtedness for borrowed money other than indebtedness under the Line of Credit. The Company has an immediate need for financing. Management has implemented operational changes and has restructured certain debt; however, management cannot predict the success of these operational changes. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. These issues also create an uncertainty as to the recoverability of recorded assets and satisfaction of liabilities. At September 30, 1998, the Company had approximately $2,514,000 in principal amount of indebtedness (excluding amounts borrowed under the Line of Credit and capital lease obligations) and net working capital deficiency of approximately $5,112,000. As of September 30, 1998, the Company had cash and marketable securities of approximately $140,000.

The Empire State Development Corporation/Job Development Authority (the "ESDC") agreed to defer all interest payments due under its loan (principal balance of $1,032,798) through July 1, 1998 and to defer all principal payments due under the loan through January 1, 1999, with interest continuing to accrue on such deferred amounts and payable monthly beginning July 1998 through December 2001. The Company is currently in payment default on amounts owed to ESDC.

On May 8, 1998, the Company entered into a Senior Secured Line of Credit Agreement (as amended, the "Credit Agreement") with two significant stockholders of the Company (the "Funds"). The Credit Agreement provides for a line of credit for up to $1,290,000 principal amount of loans pursuant to which the Company had borrowed $1,140,000 as of September 30,

1998 and the balance during the second quarter of fiscal 1999. The Line of Credit is secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the Line of Credit accrue interest at an annual rate of 12%. In connection with the Line of Credit (including an amendment increasing the amount available thereunder by $90,000 (discussed below), the Company issued to the Funds warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 per share (after giving effect to antidilution adjustments resulting from a reset of the conversion price of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") on December 8, 1998). Of such warrants, warrants to purchase 29,850 shares of Common Stock vest upon each $100,000 (or ratable portion thereof) being drawn under the Credit Agreement. The Line of Credit matures on the earlier of May 8, 1999 or upon the completion of any financing of at least $1,500,000. The Credit Agreement contains customary covenants and default provisions. In addition, upon an Event of Default (as defined in the Credit Agreement), but only after a 60-day cure period, the Funds will be entitled to appoint a majority of the Company's Board of Directors. In addition, upon an Event of Default, but only after a 90-day cure period, the Funds may convert any outstanding principal amount plus interest, into shares of Common Stock of the Company at the then fair market value of the Common Stock. As of December 15, 1998, the Line of Credit was amended to increase the amount available thereunder by $90,000. As of January 13, 1999, the Company had drawn down the full $1,290,000 available under the Line of Credit.

On February 22, 1999, the Funds agreed to provide interim financing to the Company in the amount of up to $150,000 ($135,000 of which has been drawn upon). In consideration for interim financing, the Company agreed that in the event that the Company is unable to obtain additional financing of at least $1,500,000 by April 1, 1999, the Funds will have the right to, in exchange for their right to repayment of the interim financing, convert any outstanding principal amount plus interest, into either (i) shares of Common Stock of the Company at the then fair market value of the Common Stock or (ii) shares of Advanced Particles Technologies, Inc. ("APT"), a wholly owned subsidiary of the Company, equal to 10% of the issued and outstanding share of the common stock of APT. In further consideration for the interim financing, the Company agreed to amend the Line of Credit in order to allow the Funds to have the option to exchange their full right to payment for 90% of the issued and outstanding shares of APT. As of the date of this report the Funds have not exercised their right to convert any of the outstanding principal plus interest into shares of either the Company or APT.

During the period commencing September 1998 and terminating in February 1999, Eckardt C. Beck, the Acting President and Chief Executive Officer of the Company, provided loans to the Company or did not receive accrued compensation, aggregating $190,000. The loans accrue interest at the rate of 12% per year and are due upon demand but in no event later than September 1, 1999.

As of September 30, 1998, the Company had approximately $2,514,000 in principal amount of indebtedness (excluding amounts borrowed under the Line of Credit and capital lease obligations), consisting of (i) approximately $1,183,000 outstanding principal amount under the term loan with the ESDC, which bears interest at the prime rate and is payable in monthly installments through December 2001 (subject to the deferral through July 1, 1998 described above, (ii) approximately $627,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (iii) approximately $704,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's indebtedness is secured by liens on its fixed assets. The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such indebtedness contain customary covenants and default provisions.

The Company's capital lease payments were approximately $7,000 for the three months ended September 30, 1998 and are estimated to be approximately $27,000 and $16,000 for the fiscal years ending June 30, 1999 and 2000, respectively, under current commitments. The Company has no other material commitments for capital expenditures.

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

The Company had 2,021 tons of unprocessed waste materials on hand as of September 30, 1998, compared to 2,035 tons on June 30, 1998. The Company's disposal reserve was $512,000 as of September 30, 1998, compared to $515,000 at June 30, 1998. The decrease in the reserve, which resulted from reduction in the quantities of unprocessed waste materials on hand, has been credited against operations.

The Company has federal net operating loss carryforwards that amounted to approximately $20 million at June 30, 1998, which expire between 2006 and 2013. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carryforwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to historical equity financing, as well as currently contemplated equity financing, the Company's ability to utilize its net operating loss carryforwards could be severely limited.

This Form 10-QSB contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the risk that the Company's marketing efforts with respect to its abrasives, decorative particles and other products will not result in increased sales and the the Company will continue to experience substantial losses from operations, (ii) the risk that the Company will require additional financing prior to achieving positive cash flow from operations and that it may not be able to obtain such financing on terms acceptable to the Company or at all, (iii) the risk that the redemption of the IDA Bonds or removal of non-productive assets from service will result in taxable income to the Company or otherwise create tax or tax-related obligations of the Company the result of which could reduce the Company's net operating loss carry-forwards and/or, depending on the amount of such taxable income, if any, result in the Company being required to satisfy such obligations out of its available cash, at a time which such obligations could exceed the Company's available cash, (iv) the risk that the Company will experience interruptions in its manufacturing operations which will delay shipments or result in lost business, (v) risks associated with retaining and attracting key personnel, (vi) risks associated with being able to obtain requisite supplies of raw materials for its products,
(vii) risks associated with its ability to protect its intellectual property and proprietary rights, and (viii) risks associated with the failure to comply with applicable environmental laws and regulations.

                           Part II - Other Information

Item 1. Legal Proceedings

In October 1998, the Company received threats of litigation from Stephen Archer, former Vice-President of Sales and Marketing - Industrial Materials, and Gary Jellum, former Vice President of Administration. Both Mr. Archer and Mr.Jellum allege that they were constructively terminated by the Company. The Company believes that the threats of Messrs. Archer and Jellum are without merit and is prepared to defend itself against any claims made.

On October 22, 1998, MWW/Strategic Communications, Inc., a public relations firm, filed a demand for arbitration against the Company with the American Arbitration Association. MWW alleges that the Company owes it professional fees in the amount of $22,192.86 for services rendered. The matter is scheduled for an arbitration hearing in April, 1999.

In November 1998, Buchanan Ingersoll Professional Corporation filed a complaint in the Orange County Circuit Court of Florida (the "Circuit Court") against the Company. Buchanan Ingersoll, which until September 1998 acted as legal counsel to the Company, alleged that the Company owes it legal fees in the amount of $192,204.01. On March 11, 1999, the Circuit Court entered a final judgement in favor of Buchanan Ingersoll in the amount of $197,689.28

The Company is not involved in any other material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Dunkirk was obligated with respect to $1,888,000 outstanding aggregate principal amount of equipment term notes made by Dunkirk to Key Bank of New York ("Key Bank") in December

1994 and January 1995, which were guaranteed by the Empire State Development Corporation/Job Development Authority (the "ESDC"). In July 1997, the ESDC agreed to honor its guarantee of such equipment term loans(in full) and in December 1997 the ESDC paid such guarantee (in full) and Key Bank assigned such notes to the ESDC. In connection with the assignment of the notes to ESDC, the ESDC agreed to defer all interest and principal payments due under the loans through July 1, 1998 until the maturity date of the notes, with interest continuing to accrue on such deferred amounts payable at maturity. On December 2, 1997, the ESDC forgave $500,000 in principal amount of the debt. Also, the balance of the related debt service fund of $459,000 was applied against outstanding principal and accrued interest, resulting in a principal balance (after debt forgiveness) of $1,032,798. On June 22, 1998, the ESDC agreed to defer principal payments due under the loans through January 1, 1999 until the maturity date of the notes. The Company is currently negotiating with the ESDC to reduce the amounts owed to the ESDC in exchange for the Company paying a reduced amount to the ESDC. Principal and interest payments on substantially all of the Company's indebtedness for borrowed money other than the Line of Credit are currently in default.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

      Exhibits

         11    Computation of per share earnings.

         27    Financial Data Schedule.

      Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.


Dated: May 6, 1999                      /s/ Eckardt C. Beck
                                        ----------------------------------------
                                        Eckardt C. Beck
                                        Acting President and Chief
                                        Executive Officer
                                        (Principal Executive officer)



Dated: May 6, 1999                      /s/ John G. Murchie
                                        ----------------------------------------
                                        John G. Murchie
                                        Acting Chief financial Officer and
                                        Controller
                                        (Principal financial officer)