Form 10QSB
period 1998-12-31
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1999-05-13
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                          Commission File No.:
      December 31, 1998                                       000-28198
                              --------------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                          13-3754366
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                              I.D. Number)

                               7 San Bartola Drive
                          St. Augustine, Florida 32086
                    (Address of principal executive offices)

                                 (904) 808-0503
                (Issuer's telephone number, including area code)
                              --------------------

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

                                 Yes |_| No |X|

                                    Contents

                                                                                               Page
                                                                                                No.
                                                                                                ---
Part I - Financial Information

   Consolidated Balance Sheets of Conversion Technologies International, Inc. and
       Subsidiaries as of December 31, 1998 and June 30, 1998 ................................    3

   Consolidated Statements of Operations of Conversion Technologies International, Inc.
     and Subsidiaries for the three and six  month periods ended December 31, 1998 and 1997 ..    4

   Consolidated Statement of Stockholders' Equity (Deficiency) of Conversion Technologies
      International, Inc. and Subsidiaries for the six month period ended December 31, 1998 ..    5

   Consolidated Statements of Cash Flows of Conversion Technologies International, Inc.
       and Subsidiaries for the six month periods ended December 31, 1998 and  1997 ..........    6

   Notes to Consolidated Financial Statements ................................................    7

   Management's Discussion and Analysis of Financial Condition and Results of  Operations ....   13

PART II - Other Information ..................................................................   18

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                           December 31,      June 30,
                                                                              1998             1998
                                                                           -----------    ------------
                                                                           (Unaudited)
                    Assets
Cash and cash equivalents                                                 $     86,052    $    168,483
Accounts receivable, less allowance for doubtful accounts of
     $18,000 at December 31, 1998 and June 30, 1998                            207,604         258,990
Inventories                                                                    555,037         557,292
Prepaid expenses and other current assets                                      124,138          94,596
                                                                          ------------    ------------
Total current assets                                                           972,831       1,079,361

Property, plant and equipment:
     Land                                                                           --              --
     Building and improvements                                                      --              --
     Machinery and equipment                                                   754,499         702,614
     Construction in progress                                                       --              --
                                                                          ------------    ------------
                                                                               754,499         702,614
     Less accumulated depreciation                                            (218,303)       (148,057)
                                                                          ------------    ------------
                                                                               536,196         554,557
Property, plant and equipment held for sale at estimated disposal value      1,000,000       1,000,000
Other assets, less accumulated amortization of $110,578
     and $97,811 at December 31, 1998 and June 30, 1998 respectively           120,016         132,783
                                                                          ------------    ------------
                                                                          $  2,629,043    $  2,766,701
                                                                          ============    ============
                    Liabilities and stockholders' deficiency

Notes payable                                                             $  1,362,187    $    502,000
Accounts payable                                                             1,374,703       1,193,624
Reserve for disposal                                                           301,000         515,000
Accrued expenses                                                               500,828         394,163
Investment tax credit payable                                                  235,000         235,000
Current portion of capital lease obligations                                    25,695          23,965
Current portion of long-term debt                                            2,514,497       2,524,255
                                                                          ------------    ------------
Total current liabilities                                                    6,313,910       5,388,007

Capital lease obligations, less current portion                                     --          15,235
Long-term debt, less current portion                                                --              --

Stockholders' deficiency:
     Series A Convertible Preferred Stock, $ .001 par value, authorized
     880,000 shares, issued and outstanding 613,030 and 613,280
     shares at December 31, 1998 and June 30, 1998 respectively                    613             614
     Common stock, $.00025 par value, authorized 50,000,000 and
     25,000,000 shares, issued and outstanding 5,603,045 and 5,600,545
     shares at December 31, 1998 and June 30, 1998 respectively                  1,401           1,400
     Additional paid-in capital                                             33,629,807      32,876,274
     Unearned stock compensation                                               (76,623)       (207,000)
     Accumulated deficit                                                   (37,240,065)    (35,307,829)
                                                                          ------------    ------------
Total stockholders' deficiency                                              (3,684,867)     (2,636,541)
                                                                          ------------    ------------
                                                                          $  2,629,043    $  2,766,701
                                                                          ============    ============

See accompanying notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                          Three months ended             Six months ended
                                             December 31,                  December 31,
                                          1998           1997           1998           1997
                                      --------------------------    --------------------------
Revenue
      Product sales                   $   231,383    $   408,972    $   453,104    $   651,068
      Recycling fees                           --         82,448         15,517        165,494
                                      -----------    -----------    -----------    -----------
          Total revenues                  231,383        491,420        468,621        816,562

Cost of goods sold                         60,043        663,098        623,268      1,348,874
                                      -----------    -----------    -----------    -----------
Gross loss on sales                       171,340       (171,678)      (154,647)      (532,312)

Selling, general and administrative       314,226        537,858        699,057      1,223,420
                                      -----------    -----------    -----------    -----------
Loss from operations                     (142,886)      (709,536)      (853,704)    (1,755,732)

Interest expense, net                     120,903         48,460        226,185        357,451
                                      -----------    -----------    -----------    -----------
Loss before extraordinary item           (263,789)      (757,996)    (1,079,889)    (2,113,183)

Extraordinary item - gain on debt
      retirement                               --        492,338             --      6,354,356
                                      -----------    -----------    -----------    -----------
Net income (loss)                        (263,789)      (265,658)    (1,079,889)     4,241,173

Preferred stock dividends                (251,419)            --       (852,345)    (1,573,500)
                                      -----------    -----------    -----------    -----------
Net income (loss) applicable to
      Common Stock                    $  (515,208)   $  (265,658)   $(1,932,234)   $ 2,667,673
                                      ===========    ===========    ===========    ===========
Basic Earnings Per Common Share:
Loss before extraordinary item        $     (0.11)   $     (0.16)   $     (0.40)   $     (0.77)
Extraordinary item                             --           0.10             --           1.32
Net income (loss) applicable to
      Common Stock                    $     (0.11)   $     (0.06)   $     (0.40)   $      0.55
                                      ===========    ===========    ===========    ===========
Weighted average number of
      common shares outstanding         4,862,486      4,799,186      4,861,413      4,799,186

See accompanying notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Deficiency)

                       Six Months Ended December 31, 1998

                                            Series A Preferred Stock                   Common Stock
                                    ------------------------------------   ------------------------------------
                                                              Additional                             Additional     Unearned
                                       Number                  Paid-In      Number                     Paid-In       Stock
                                     of Shares    Amount       Capital     of Shares     Amount        Capital     Compensation
                                    ------------------------------------   ----------------------------------------------------
Balance at July 1, 1998             $ 613,280   $    614    $ 8,157,807    5,600,545   $   1,400    $ 24,718,467    $(207,000)

  Series A Preferred Stock
    converted into Common Stock          (250)        (1)        (3,670)       2,500           1           3,670

  Stock compensation                                                              --                                   31,565

  Common Stock options
   cancelled for employee                                                         --                     (98,812)      98,812

  Adjustment of prior conversions
   of Series A Preferred Stock
   into Common Stock                                            (28,460)          --                      28,460

  Preferred Stock dividends                                     852,345           --

  Net Loss
                                    -----------------------------------    --------------------------------------------------
Balance at December 31, 1998        $ 613,030   $    613    $ 8,978,022    5,603,045   $   1,401    $ 24,651,785    $ (76,623)
                                    ===================================    ==================================================


                                                        Total
                                                    Stockholders'
                                      Accumulated      Equity
                                        Deficit      (Deficiency)
                                   ------------------------------
Balance at July 1, 1998              $(35,307,829)   $(2,636,541)

  Series A Preferred Stock
    converted into Common Stock                               --

  Stock compensation                                      31,565

  Common Stock options
   cancelled for employee                                     --

  Adjustment of prior conversions
   of Series A Preferred Stock
   into Common Stock                                          --

  Preferred Stock dividends              (852,345)            --

  Net Loss                             (1,079,889)    (1,079,889)
                                   -----------------------------
Balance at December 31, 1998         $(37,240,063)   $(3,684,865)
                                   =============================

See accompanying notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                               For the six months ended
                                                                  1998           1997
                                                              -----------    -----------
Operating activities
Net (loss) income                                             $(1,079,889)   $ 4,241,173
Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Depreciation expense                                           70,246        401,796
    Amortization expense                                           12,767         27,887
    Amortization of discount on notes payable                      64,800             --
    Extraordinary item                                                 --     (6,354,356)
    Stock compensation expense                                     31,565        116,369
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                   51,386       (125,315)
      (Increase) decrease in inventories                            2,255        (91,213)
      (Increase) decrease in prepaid expenses and other
        current assets                                            (29,542)        27,501
      (Increase) decrease in other assets                              --         (7,045)
      Increase (decrease) in deferred revenue                          --       (138,762)
      Increase (decrease) in accounts payable, reserve
        for disposal and other accrued expenses                    73,742       (316,053)
                                                              -----------    -----------
Net cash used in operating activities                            (802,670)    (2,218,018)

Investing activities
Issuance of notes receivable                                           --             --
Capital expenditures                                              (51,885)      (190,142)
                                                              -----------    -----------
Net cash used in investing activities                             (51,885)      (190,142)

Financing activities
Decrease in deferred finance charges                                   --          1,750
Issuance of notes payable                                         802,778        500,000
Payment of notes payable                                           (7,391)      (500,000)
Decrease in restricted assets                                          --        675,285
Principal payments on long-term debt                               (9,758)    (2,112,546)
Principal payments under capital lease obligations                (13,505)       (22,062)
Issuance of Series A Preferred Stock, net of offering costs            --      4,533,135
                                                              -----------    -----------
Net cash provided by (used in) financing activities               772,124      3,075,562
                                                              -----------    -----------

(Decrease) increase in cash and cash equivalents                  (82,431)       667,402
Cash and cash equivalents at beginning of period                  168,483        325,092
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $    86,052    $   992,494
                                                              -----------    -----------

Supplemental disclosure of cash flow information
Interest paid                                                 $    38,343    $   319,959
                                                              -----------    -----------

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money other than the Line of Credit and as a result all of the Company's debt has been classified as a current liability on December 31, 1998 and June 30, 1998. In order to allow the Company to continue operating in the short term, the Acting President and Chief Executive Officer of the Company, has advanced to the Company, or has not received accrued compensation of, an aggregate of $190,000, and the Company has borrowed additional funds on a short term basis from the issuers of the Line of Credit. The Company is currently seeking additional financing through a private placement of its equity securities. There can be no assurance that the Company will be able to obtain necessary financing. If the Company is not able to obtain immediate financing, the Company may be forced to further limit or even cease operations. In view of the foregoing, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

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

2. Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                           December 31, 1998       June 30, 1998
                                           -----------------       -------------

Raw materials                                       $289,190            $216,639
Work-in-process                                       82,332             147,291
Finished goods                                       183,515             193,362
                                                    --------            --------

                                                    $555,037            $557,292
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

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

                                   (Unaudited)

For the three months ended December 31, 1998, 57.0% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $70,450 and $61,355, which represents 30.5% and 26.5% of total revenue, respectively. For the three months ended December 31, 1997, 68.7% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $243,382 and $94,473, which represents 49.5% and 19.2% of total revenue, respectively.

For the six months ended December 31, 1998, 58.0% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $118,257, $79,257, and $74,332, which represents 25.2%, 16.9%, and 15.9% of total revenue, respectively. For the six months ended December 31, 1997, 62.3% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $404,238 and $104,629, which represents 49.5% and 12.8% of total revenue, respectively.

4. Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), a wholly owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the unprocessed waste materials on hand in the event that the conversion processes being developed were not successful. To date, the Company has disposed of 2,357 tons of waste materials which it had not been able to process, of which 1,137 on was disposed of during the year ended June 30, 1998 and 1,220 tons was disposed of during the six months ended December 31, 1998. The amount of unprocessed waste materials on hand was 2,035 tons at June 30, 1998 and 843 tons at December 31, 1998. From July 1, 1997 to December 31, 1997, the Company reduced the reserve by approximately $117,000 from $713,000 to $596,000. From July 1, 1998 to December 31, 1998, the Company reduced the reserve by approximately $214,000 from $515,000 to $301,000. The decreases in the reserve, which resulted from reductions in the quantities of unprocessed waste materials on hand, have been credited against operations. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

                                   (Unaudited)

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

Basic net income (loss) per common share is based on the net income (loss) attributable to common stockholders for the period, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering). Potential common shares have not been included since their effect would be anti dilutive. Common shares that could be potentially dilutive include 1,519,252 stock options, 29,376,661 warrants and 12,323,900 shares underlying the Series A Preferred Stock, after giving effect to the reset of the conversion price of the Series A Preferred Stock (see Note 7).

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

In December 1997, the Empire State Development Corporation/JDA (the "ESDC"), which had previously assumed approximately $1,888,000 of debt plus accrued interest of approximately $82,000 owed by Dunkirk to Key Bank of New York ("Key Bank"), granted the Company a debt forgiveness of $500,000. Also, the balance of the related debt service reserve fund of approximately $459,000 was applied against the outstanding principal and accrued interest. ESDC has also agreed to defer all interest payments due under the loan through July 1, 1998 and to defer all principal payments due under the loan through January 1, 1999 with interest continuing to accrue on such deferred amounts payable monthly beginning July 1998 through

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

                                   (Unaudited)

December 2001. This forgiveness resulted in a net pretax gain to the Company of approximately $492,000, which is reported as an Extraordinary Item.

To the extent that Dunkirk is deemed to be insolvent immediately prior to either of these debt forgiveness by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize taxable income from such forgiveness; however, certain of Dunkirk's tax attributes (such as net operating loss carry forwards ("NOLs") would be subject to reduction and would not be available to offset future income from operations, if any. For this purpose, the amount of insolvency is defined to be the excess of Dunkirk's liabilities over the fair value of its assets. An independent appraisal of the fair value of Dunkirk's assets has not been completed at this time to determine Dunkirk's solvency; however, the Company believes that Dunkirk was insolvent at the time of forgiveness, and accordingly has not recorded a tax provision on the Extraordinary Item. If Dunkirk is deemed to be solvent immediately prior to the time of the forgiveness, the Company will recognize taxable income for the debt forgiveness in its tax year ending June 30, 1998. The amount of such income may be offset by NOLs, subject to possible limitations as discussed below. Even if sufficient NOLs were available to offset such taxable income after such limitations, the Company may be subject to alternative minimum tax.

At June 30, 1998, the Company has approximately $20 million of net operating loss carry forwards, which expire, between 2006 and 2013. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carry forwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more that 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and current shifts in ownership (the Preferred Stock Offering), the Company's ability to utilize its net operating loss carry forwards could be severely limited.

7. Capital Stock

In August, September and December of 1997, the Company sold 553,000 shares of Series A Preferred Stock, with a par value of $.001 per share and a stated value of $10 per share, under a placement agency agreement for the private placement of the Series A Preferred Stock. The net proceeds to the Company were $4,523,302 after deducting the placement agent commissions and expenses and other transaction expenses. Each share of Series A Preferred Stock is convertible

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

                                   (Unaudited)

into twenty shares of common stock at a conversion price of $0.50 per share after giving effect to anti-dilution adjustments resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998. Commencing in December 1998, the holders of the Series A Preferred Stock are entitled to receive dividends payable in cash, or at the option of the Company, in additional shares of Series A Preferred Stock at the rate of 10% per annum. As of December 31, 1998, the holders of the Series A Preferred Stock had converted 6,330 shares of Series A Preferred Stock into 63,300 shares of Common Stock.

Since the Series A Preferred Stock is convertible at a discount, a Series A Preferred Stock dividend of $737,568 ($.15 per Common Share) has been recorded for the six months ended December 31, 1998 for the difference between the discounted conversion price of the Series A Preferred Stock and the fair market value of the Company's Common Stock at the time of issuance. The Series A Preferred Stock also contains a reset provision under which the conversion price in effect immediately prior to the date that is 12 months after the final closing date of the issuance and sale of the Series A Preferred Stock (the "Reset Date") shall be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the twenty (20) consecutive trading days immediately preceding the Reset Date is less that 135% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the conversion price shall be reduced to be equal to the greater of (A) the 12-month trading price divided by 1.35, or (B) 50% of the then applicable conversion price. As a result of this reset feature, a Series A Preferred Stock dividend of $114,777 ($.02 per Common Share) has been recorded for the six months ended December 31, 1998 for the difference between the discounted conversion price as reset and the fair market value of the Company's Common Stock at the time of issuance. This reset feature resulted in the conversion price of the Series A Preferred Stock being adjusted to $0.50 per share of Common Stock on December 8, 1998.

Managements Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997.

Total revenues decreased by $260,000 for the three months ended December 31, 1998 to $231,000 compared with $491,000 for the three months ended December 31, 1997. For the 1998 period sales of decorative particles and performance aggregates were $173,000, sales of ALUMAGLASS were $42,000, and sales of the CRT recycling business were $16,000. For the same three month period of 1997 sales of decorative particles and performance aggregates were $94,000, sales of ALUMAGLASS were $70,000, and sales of the CRT recycling business were $327,000. The decrease of $311,000 in CRT sales is due to the shift in the Company's focus away from the CRT recycling business in favor of the decorative particles and performance aggregates which increased by $79,000 over 1997 when that business operations were started.

The decrease, in cost of goods sold, of $603,000 to $60,000 in 1998 from $663,000 in 1997 was caused by a number of factors including (i) a decrease of $178,000 in depreciation due to the prior adjustment of the Dunkirk assets to their estimated net realizable value, (ii) a decrease of $224,000 in direct costs for labor, fringes and utilities at Dunkirk as a result of the subcontract of the CRT recycling operations, (iii) a credit to operations of $155,000 for the decrease in the reserve for disposal costs for the unprocessed waste materials on hand, and (iv) an increase of $50,000 from the decorative particles and performance aggregates business which started production in 1997.

As a result of the above decreases in revenue of $260,000 and in cost of goods sold of $603,000, the Company's gross margin improved by $343,000 for the three months ended December 31, 1998 to $171,000 compared to a loss of $172,000 for the three months ended December 31, 1997.

Selling, general and administration expenses decreased by $224,000 for the three months ended December 31, 1998 to $314,000, compared with $538,000 for the three months ended December 31, 1997. This was a result of a decrease of $122,000 in salaries and related fringe costs, a decrease of $46,000 in compensation expenses relating to capital stock, and a decrease of $55,000 in travel expenses related to the reduction in salaries and related fringe benefits.

Net interest expense increased by $72,000 to $121,000 for the three months ended December 31, 1998 compared to $49,000 for the three months ended December 31, 1997. This increase was a result of the interest accrued and discount amortized on the debt issued in 1998.

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
1997.

Total revenues for the six months ended December 31, 1998 were $469,000 compared to $816,000 for the six months ended December 31, 1997 or a decrease of $348,000. For the six months of 1998 sales of decorative particles and performance aggregates were $288,000, sales of ALUMAGLASS were $106,000, and sales of the CRT recycling business were $74,000. For the same six month period of 1997 sales of decorative particles and performance aggregates were $104,000, sales of ALUMAGLASS were $140,000, and sales of the CRT recycling business were $572,000. The decrease of $498,000 in CRT sales is as a result of the shift in the Company's focus away from the CRT recycling business into the decorative particles and performance aggregates business which increased by $184,000 over 1997 when its operations were begun.

The decrease in cost of goods sold of $726,000 to $623,000 for the six months ended December 31, 1998 from $1,349,000 for the six months ended December 31, 1997 is caused by a number of factors, including (i) a decrease of $356,000 in depreciation due to the prior adjustment of the Dunkirk assets to their estimated net realizable value, (ii) a decrease of $397,000 in direct costs for labor, fringes and utilities at Dunkirk due to the subcontracting of the CRT recycling operations, (iii) a net decrease in the charge to operations of $97,000 for the change in the reserve for disposal costs for the unprocessed waste materials on hand, and (iv) an increase of $215,000 from the decorative particles and performance aggregates business which began production in 1997.

The Company's gross margin improved by $378,000 to a loss of $155,000 for the six months ended December 31, 1998 from a loss of $533,000 for the six months ended December 31, 1997 as a result of the $348,000 decrease in revenues and the $726,000 decrease in cost of goods sold discussed above.

Selling, general and administrative expenses decreased by $524,000 for the six months ended December 31, 1998 to $699,000, compared with $1,223,000 for the six months ended December 31, 1997. This decrease was primarily the result of a $213,000 decrease in salaries and related fringe costs, a $85,000 decrease in compensation expenses relating to capital stock, a $57,000 decrease in travel expenses related to the reduction in salaries and related fringe benefits, and a $122,000 decrease as a result of closing the Dunkirk administrative offices at the end of the third quarter of 1997.

Net interest expense decreased by $131,000 to $226,000 for the six months ended December 31, 1998 from $357,000 for the six months ended December 31, 1997. This decrease was primarily attributable to the reduction in debt from the repayment and forgiveness described in Note 6 to the consolidated financial statements which was partially reduced by the interest accrued and discount amortized on the debt issued in 1998.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from private debt and equity financing and the proceeds of the IPO. Presently, the Company has limited revenue, has suffered recurring losses from operations and has a net capital deficiency. The Company is also in default on principal and interest payments with respect to substantially all of its outstanding indebtedness for borrowed money other than indebtedness under the Line of Credit. The Company has an immediate need for financing. Management has implemented operational changes and has restructured certain debt; however, management cannot predict the success of these operational changes. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. These issues also create an uncertainty as to the recoverability of recorded assets and satisfaction of liabilities. At December 31, 1998, the Company had approximately $2,514,000 in principal amount of indebtedness (excluding amounts borrowed under the Line of Credit and capital lease obligations) and net working capital deficiency of approximately $5,341,000. As of December 31, 1998, the Company had cash and marketable securities of approximately $86,000.

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

On May 8, 1998, the Company entered into a Senior Secured Line of Credit Agreement (as amended, the "Credit Agreement") with two significant stockholders of the Company (the "Funds"). The Credit Agreement provides for a line of credit for up to $1,290,000 principal amount of loans pursuant to which the Company had borrowed $1,275,000 as of December 31, 1998 and the balance during the third quarter of fiscal 1999. The Line of Credit is secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the Line of Credit accrue interest at an annual rate of 12%. In connection with the Line of Credit (including an amendment increasing the amount available thereunder by $90,000 (discussed below), the Company issued to the Funds warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 per share (after giving effect to antidilution adjustments resulting from a reset of the conversion price of the Company's' Series A Convertible Preferred Stock (the "Series A Preferred Stock") on December 8, 1998). Of such warrants, warrants to purchase 29,850 shares of Common Stock vest upon each $100,000 (or ratable portion thereof) being drawn under the Credit Agreement. The Line of Credit matures on the earlier of May 8, 1999 or upon the completion of any financing of at least $1,500,000. The Credit Agreement contains customary covenants and default provisions. In addition, upon an Event of Default (as defined in the Credit Agreement), but only after a 60-day cure period, the Funds will be entitled to appoint a majority of the Company's Board of Directors. In addition, upon an Event of Default, but only after a 90-day cure period, the Funds may convert any outstanding principal amount plus interest, into shares of Common Stock of the Company at the then fair market value of the Common Stock. As of December 15, 1998, the Line of Credit was amended to increase the amount available thereunder by $90,000. As of January 13, 1999, the Company had drawn down the full $1,290,000 available under the Line of Credit.

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

As of December 31, 1998, the Company had approximately $2,514,000 in principal amount of indebtedness (excluding amounts borrowed under the Line of Credit and capital lease obligations), consisting of (i) approximately $1,183,000 outstanding principal amount under the term loan with the ESDC, which bears interest at the prime rate and is payable in monthly installments through December 2001 (subject to the deferral through July 1, 1998 described above, (ii) approximately $627,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (iii) approximately $704,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's indebtedness is secured by liens on its fixed assets. The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such indebtedness contain customary covenants and default provisions.

The Company's capital lease payments were approximately $14,000 for the six months ended December 31, 1998 and are estimated to be approximately $27,000 and $16,000 for the fiscal years ending June 30, 1999 and 2000, respectively, under current commitments. The Company has no other material commitments for capital expenditures.

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

The Company had 843 tons of unprocessed waste materials on hand as of December 31, 1998, compared to 2,035 tons on June 30, 1998. The Company's disposal reserve was $301,000 as of December 31, 1998, compared to $515,000 at June 30, 1998. The decrease in the reserve, which resulted from reduction in the quantities of unprocessed waste materials on hand, has been credited against operations.

The Company has federal net operating loss carry forwards that amounted to approximately $20 million at June 30, 1998, which expire between 2006 and 2013. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carry forwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to historical equity financing, as well as currently contemplated equity financing, the Company's ability to utilize its net operating loss carry forwards could be severely limited.

This Form 10-QSB contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the risk that the Company's marketing efforts with respect to its abrasives, decorative particles and other products will not result in increased sales and the Company will continue to experience substantial losses from operations, (ii) the risk that the Company will require additional financing prior to achieving positive cash flow from operations and that it may not be able to obtain such financing on terms acceptable to the Company or at all, (iii) the risk that the redemption of the IDA Bonds or removal of non-productive assets from service will result in taxable income to the Company or otherwise create tax or tax-related obligations of the Company the result of which could reduce the Company's net operating loss carry-forwards and/or, depending on the amount of such taxable income, if any, result in the Company being required to satisfy such obligations out of its available cash, at a time which such obligations could exceed the Company's available cash, (iv) the risk that the Company will experience interruptions in its manufacturing operations which will delay shipments or result in lost business, (v) risks associated with retaining and attracting key personnel, (vi) risks associated with being able to obtain requisite supplies of raw materials for its products, (vii) risks associated with its ability to protect its intellectual property and proprietary rights, and (viii) risks associated with the failure to comply with applicable environmental laws and regulations.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

         Exhibits

            11    Computation of per share earnings.

            27    Financial Data Schedule.

         Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.


Dated:  May 6, 1999                /s/ Eckardt C. Beck
                                   -------------------
                                   Eckardt C. Beck
                                   Acting President and Chief
                                   Executive Officer
                                   (Principal Executive officer)


Dated:  May 6, 1999                /s/ John G. Murchie
                                   -------------------
                                   John G. Murchie
                                   Acting Chief financial Officer and Controller
                                   (Principal financial officer)