Form 10QSB
period 1999-03-31
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1999-06-08
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:                    Commission File No.:
           March 31, 1999                                  000-28198

                             ----------------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

               Delaware                                    13-3754366
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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 1999, the Issuer had outstanding 6,947,045 shares of Common Stock, 545,830 shares of Series A Convertible Preferred Stock, convertible into 10,916,600 shares of Common Stock, Redeemable Class A Warrants exercisable for 9,808,666 shares of Common Stock and Redeemable Class B Warrants exercisable for 7,617,287 shares of Common Stock.

                 Transactional Small Business Disclosure Format

                                 Yes |_| No |X|

                                    Contents

                                                                            Page
                                                                             No.
                                                                             ---

Part I - Financial Information

   Consolidated Balance Sheets of Conversion Technologies International,
      Inc. and Subsidiaries as of March 31, 1999 and June 30, 1998.............3

   Consolidated Statements of Operations of Conversion Technologies
      International, Inc. and Subsidiaries for the three and nine month periods ended March 31, 1999 and 1998....................................4

   Consolidated Statement of Stockholders' Equity (Deficiency) of
      Conversion Technologies International, Inc. and Subsidiaries for
      the nine month period ended March 31, 1999...............................5

   Consolidated Statements of Cash Flows of Conversion Technologies
      International, Inc. and Subsidiaries for the nine month periods ended March 31, 1999 and 1998............................................6

   Notes to Consolidated Financial Statements..................................7

   Management's Discussion and Analysis of Financial Condition and
      Results of Operations...................................................14

PART II - Other Information...................................................19

               Conversion Technologies International, Inc.
                            and Subsidiaries

                       Consolidated Balance Sheets

                                                                               March 31,       June 30,
                                                                                 1999           1998
                                                                            ------------    ------------
                                                                             (Unaudited)      (Audited)
                                 Assets
Cash and cash equivalents                                                   $    113,163    $    168,483
Accounts receivable, less allowance for doubtful accounts of
      $18,000 at March 31, 1999 and June 30, 1998                                215,237         258,990
Inventories                                                                      553,981         557,292
Prepaid expenses and other current assets                                        165,800          94,596
                                                                            ------------    ------------
Total current assets                                                           1,048,181       1,079,361

Property, plant and equipment:
      Land                                                                            --              --
      Building and improvements                                                       --              --
      Machinery and equipment                                                    794,127         702,614
      Construction in progress                                                        --              --
                                                                            ------------    ------------
                                                                                 794,127         702,614
      Less accumulated depreciation                                             (256,434)       (148,057)
                                                                            ------------    ------------
                                                                                 537,693         554,557

Property, plant and equipment held for sale at estimated disposal value        1,000,000       1,000,000
Other assets, less accumulated amortization of $116,962 and
      $97,811 at March 31, 1999 and June 30, 1998 respectively                   112,782         132,783
                                                                            ------------    ------------
                                                                            $  2,698,656    $  2,766,701
                                                                            ============    ============

                Liabilities and stockholders' deficiency
Notes payable                                                               $  1,610,930    $    502,000
Accounts payable                                                               1,688,330       1,193,624
Reserve for disposal                                                             301,000         515,000
Accrued expenses                                                                 606,485         394,163
Investment tax credit payable                                                    235,000         235,000
Current portion of capital lease obligations                                      19,608          23,965
Current portion of long-term debt                                              2,514,497       2,524,255
                                                                            ------------    ------------
Total current liabilities                                                      6,975,850       5,388,007

Capital lease obligations, less current portion                                       --          15,235
Long-term debt, less current portion                                                  --              --

Stockholders' deficiency:
      Series A Convertible Preferred Stock, $ .001 par value,
      authorized 880,000 shares, issued and outstanding 613,030
      and 613,280 shares at March 31, 1999 and June 30, 1998 respectively            613             614
      Common Stock, $.00025 par value, authorized 50,000,000
      shares, issued and outstanding 5,603,045 and 5,600,545
      shares at March 31, 1999 and June 30, 1998 respectively                      1,401           1,400
      Additional paid-in capital                                              33,823,106      32,876,274
      Unearned stock compensation                                                (63,934)       (207,000)
      Accumulated deficit                                                    (38,038,380)    (35,307,829)
                                                                            ------------    ------------
Total stockholders' deficiency                                                (4,277,194)     (2,636,541)
                                                                            ------------    ------------
                                                                            $  2,698,656    $  2,766,701
                                                                            ============    ============

See accompanying notes.

               Conversion Technologies International, Inc.
                            and Subsidiaries

                  Consolidated Statements of Operations

                               (Unaudited)

                                            Three months ended           Nine months ended
                                                 March 31,                   March 31,
                                           1999           1998          1999           1998
                                      -----------    -----------    -----------    -----------
Revenue                               $   256,210    $    60,541    $   548,195    $   165,169

Cost of goods sold                        311,717        116,818        893,930        483,961
                                      -----------    -----------    -----------    -----------

Gross loss on sales                       (55,507)       (56,277)      (345,735)      (318,792)

Selling, general and administrative       407,222        361,077      1,158,303      1,418,778
                                      -----------    -----------    -----------    -----------

Operating loss                           (462,729)      (417,354)    (1,504,038)    (1,737,570)

Interest expense, net                     116,685         30,335        323,725        153,929
                                      -----------    -----------    -----------    -----------

Loss from continuing operations          (579,414)      (447,689)    (1,827,763)    (1,891,499)

Income (loss) from operations of
     discontinued subsidiary              (25,602)       111,673        142,858       (557,700)
                                      -----------    -----------    -----------    -----------

Loss before extraordinary item           (605,016)      (336,016)    (1,684,905)    (2,449,199)

Extraordinary item - gain on debt
     retirement                                --             --             --      6,354,356
                                      -----------    -----------    -----------    -----------

Net income (loss)                        (605,016)      (336,016)    (1,684,905)     3,905,157

Preferred stock dividends                (193,299)            --     (1,045,644)    (1,573,500)
                                      -----------    -----------    -----------    -----------

Net income (loss) applicable to
     Common Stock                     $  (798,315)   $  (336,016)   $(2,730,549)   $ 2,331,657
                                      ===========    ===========    ===========    ===========

Basic Earnings Per Common Share:
Loss from continuing operations       $     (0.16)   $     (0.09)   $     (0.59)   $     (0.72)
Income (loss) from discontinued
     operations                                --           0.02           0.03    $     (0.12)
                                      -----------    -----------    -----------    -----------
Loss before extraordinary item              (0.16)         (0.07)         (0.56)   $     (0.84)
Extraordinary item                             --             --             --           1.33
                                      -----------    -----------    -----------    -----------
Net income (loss) applicable to
     Common Stock                     $     (0.16)   $     (0.07)   $     (0.56)   $      0.49
                                      ===========    ===========    ===========    ===========

Weighted average number of
     common shares outstanding          4,862,486      4,799,186      4,861,765      4,799,186
                                      ===========    ===========    ===========    ===========

See accompanying notes.

               Conversion Technologies International, Inc.
                            and Subsidiaries

       Consolidated Statement of Stockholders' Equity (Deficiency)

                    Nine Months Ended March 31, 1999

                                     Series A Preferred Stock                      Common Stock
                                 --------------------------------    ------------------------------------
                                                       Additional                              Additional      Unearned
                                  Number                Paid-In          Number                 Paid-In          Stock
                                 of Shares   Amount     Capital        of Shares    Amount      Capital      Compensation
                                 ------------------------------------------------------------------------------------------
Balance at July 1, 1998           613,280   $   614  $ 8,157,807       5,600,545   $ 1,400   $ 24,718,467    $   (207,000)

  Series A Preferred Stock
    converted into Common Stock      (250)       (1)      (3,670)          2,500         1          3,670

  Stock compensation                                                          --                                   44,254

  Common Stock options
   cancelled for employee                                                     --                  (98,812)         98,812

  Adjustment of prior conversions
   of Series A Preferred Stock
   into Common Stock                                     (28,460)             --                   28,460

  Preferred Stock dividends                            1,045,644              --

  Net Loss
                                  -----------------------------------------------------------------------------------------

Balance at March 31, 1999         613,030   $   613  $ 9,171,321       5,603,045   $ 1,401   $ 24,651,785    $    (63,934)
                                  ==============================    =======================================================

                                                      Total
                                                  Stockholders'
                                  Accumulated        Equity
                                    Deficit       (Deficiency)
                               ------------------------------
Balance at July 1, 1998          $(35,307,829)   $ (2,636,541)

  Series A Preferred Stock
    converted into Common Stock                            --

  Stock compensation                                   44,254

  Common Stock options
   cancelled for employee                                  --

  Adjustment of prior conversions
   of Series A Preferred Stock
   into Common Stock                                       --

  Preferred Stock dividends        (1,045,644)             --

  Net Loss                         (1,684,905)     (1,684,905)
                               ------------------------------

Balance at March 31, 1999        $(38,038,378)   $ (4,277,192)
                               ==============================

See accompanying notes.

               Conversion Technologies International, Inc.
                            and Subsidiaries

                  Consolidated Statements of Cash Flows

                               (Unaudited)

                                                                               For the nine months ended
                                                                                        March 31,
                                                                                  1999           1998
                                                                              -----------    -----------
Operating activities
Net (loss) income                                                             $(1,684,905)   $ 3,905,157
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
      Depreciation expense                                                        108,377        605,009
      Amortization expense                                                         19,151         33,437
      Amortization of discount on notes payable                                    97,200
      Extraordinary item                                                               --     (6,354,356)
      Stock compensation expense                                                   44,254        116,369
      Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                              43,753       (178,034)
           Decrease (increase) in inventories                                       3,311        (56,499)
           (Increase) decrease in prepaid expenses and other current assets       (71,204)         2,290
           Decrease (increase) in other assets                                        850         (7,045)
           Decrease in deferred revenue                                                --       (491,944)
           Increase (decrease) in accounts payable, reserve for
                  disposal and other accrued expenses                             493,026       (401,732)
                                                                              -----------    -----------
Net cash used in operating activities                                            (946,187)    (2,827,348)

Investing activities
Capital expenditures                                                              (91,513)      (248,053)
                                                                              -----------    -----------
Net cash used in investing activities                                             (91,513)      (248,053)

Financing activities
Decrease in deferred finance charges                                                   --          1,750
Issuance of notes payable                                                       1,027,778        500,000
Payment of notes payable                                                          (16,048)      (500,000)
Decrease in restricted assets                                                          --        675,285
Principal payments on long-term debt                                               (9,758)    (2,127,347)
Principal payments under capital lease obligations                                (19,592)       (29,884)
Issuance of Series A Preferred Stock, net of offering costs                            --      4,528,445
                                                                              -----------    -----------
Net cash provided by financing activities                                         982,380      3,048,249
                                                                              -----------    -----------

Decrease in cash and cash equivalents                                             (55,320)       (27,152)
Cash and cash equivalents at beginning of period                                  168,483        325,092
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $   113,163    $   297,940
                                                                              ===========    ===========

Supplemental disclosure of cash flow information
Interest paid                                                                 $    55,500    $   367,633
                                                                              ===========    ===========

See accompanying notes.

               Conversion Technologies International, Inc.
                            And Subsidiaries

               Notes to Consolidated Financial Statements

                             March 31, 1999

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money other than the Line of Credit and as a result all of the Company's debt has been classified as a current liability on March 31, 1999 and June 30, 1998. In order to allow the Company to continue operating in the short term, the Acting President and Chief Executive Officer of the Company, has advanced to the Company, or has not received accrued compensation of, an aggregate of $190,000, and the Company has borrowed additional funds on a short term basis from the issuers of the Line of Credit. The Company is currently seeking additional financing through a private placement of its equity securities. There can be no assurance that the Company will be able to obtain necessary financing. If the Company is not able to obtain immediate financing, the Company may be forced to further limit or even cease operations. In view of the foregoing, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

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

2. Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                           March 31, 1999     June 30, 1998
                                           --------------     -------------

Raw materials                                 $256,627          $216,639
Work-in-process                                 16,791           147,291
Finished goods                                 280,563           193,362
                                              --------          --------

                                              $553,981          $557,292
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

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                                   (Unaudited)

For the three months ended March 31, 1999, 77.0% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $118,615, $68,661 and $28,976, which represents 42.2%, 24.5% and 10.3% of total revenue, respectively. For the three months ended March 31, 1998, 81.2% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $440,071, $96,353 and $85,371, which represents 57.5%, 12.6% and 11.1% of total revenue, respectively.

For the nine months ended March 31, 1999, 51.3% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $197,873 and $186,917, which represents 26.4% and 24.9% of total revenue, respectively. For the nine months ended March 31, 1998, 85.3% of the Company's revenue was derived from four major customers. Revenue generated from each of these customers amounted to $844,309, $177,372, $163,924 and $163,541, which represents 53.4%, 11.2%, 10.4% and 10.3% of total revenue, respectively.

4. Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), a wholly owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the unprocessed waste materials on hand in the event that the conversion processes being developed were not successful. To date, the Company has disposed of 2,357 tons of waste materials which it had not been able to process, of which 1,137 on was disposed of during the year ended June 30, 1998 and 1,220 tons was disposed of during the nine months ended March 31, 1999. The amount of unprocessed waste materials on hand was 2,035 tons at June 30, 1998 and 843 tons at March 31, 1999. From July 1, 1997 to March 31, 1998, the Company reduced the reserve by approximately $203,000 from $713,000 to $510,000. From July 1, 1998 to March 31, 1999, the
Company reduced the reserve by approximately $214,000 from $515,000 to $301,000. The decreases in the reserve, which resulted from reductions in the quantities of unprocessed waste materials on hand, have been credited against operations. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

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

Basic net income (loss) per common share is based on the net income (loss) attributable to common stockholders for the period, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering). Potential common shares have not been included since their effect would be anti dilutive. Common shares that could be potentially dilutive include 784,877 stock options, 28,444,461 warrants and 13,499,500 shares underlying the Series A Preferred Stock, after giving effect to the reset of the conversion price of the Series A Preferred Stock (see Note 7).

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

                                 March 31, 1999

                                   (Unaudited)

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

7. Capital Stock

In August, September and December of 1997, the Company sold 553,000 shares of Series A Preferred Stock, with a par value of $.001 per share and a stated value of $10 per share, under a placement agency agreement for the private placement of the Series A Preferred Stock. The net proceeds to the Company were $4,523,302 after deducting the placement agent commissions and expenses and other transaction expenses. Each share of Series A Preferred Stock is convertible into twenty shares of common stock at a conversion price of $0.50 per share after giving effect to anti-dilution adjustments resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998. Commencing in December 1998, the holders of the Series A Preferred Stock are entitled to receive dividends payable in cash, or at the option of the Company,

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                                   (Unaudited)

in additional shares of Series A Preferred Stock at the rate of 10% per annum. As of March 31, 1999, the holders of the Series A Preferred Stock had converted 6,330 shares of Series A Preferred Stock into 63,300 shares of Common Stock.

Since the Series A Preferred Stock is convertible at a discount, a Series A Preferred Stock dividend of $757,997 ($.16 per Common Share) has been recorded for the nine months ended March 31, 1999 for the difference between the discounted conversion price of the Series A Preferred Stock and the fair market value of the Company's Common Stock at the time of issuance. The Series A Preferred Stock also contains a reset provision under which the conversion price in effect immediately prior to the date that is 12 months after the final closing date of the issuance and sale of the Series A Preferred Stock (the "Reset Date") shall be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the twenty (20) consecutive trading days immediately preceding the Reset Date is less that 135% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the conversion price shall be reduced to be equal to the greater of (A) the 12-month trading price divided by 1.35, or (B) 50% of the then applicable conversion price. As a result of this reset feature, a Series A Preferred Stock dividend of $118,200 ($.02 per Common Share) has been recorded for the nine months ended March 31, 1999 for the difference between the discounted conversion price as reset and the fair market value of the Company's Common Stock at the time of issuance. This reset feature resulted in the conversion price of the Series A Preferred Stock being adjusted to $0.50 per share of Common Stock on December 8, 1998.

8. DISCONTINUED OPERATIONS

In early 1999, management of the Company made a decision to discontinue the operation of its subsidiary which had engaged in the recycling of CRT glass and production of industrial abrasives in order to focus the Company's continuing operations exclusively on the production of decorative particles and performance aggregates. The assets of the discontinued subsidiary are expected to be sold during 1999 at their carrying value in the financial statements.

Revenues of the discontinued operations were $24,580 and $705,193 for the three months ended March 31, 1999 and 1998, respectively and $201,216 and $1,417,127 for the nine months ended March 31, 1999 and 1998 respectively.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                                   (Unaudited)

The net liabilities of the discontinued operations included in the March 31, 1999 and June 30, 1998 consolidated balance sheets consist of the following:

                                                  March 31,        June 30,
                                                    1999             1998
                                              --------------   --------------

Cash and cash equivalents                     $       74,083   $      113,666
Accounts receivable                                   76,934          187,110
Inventories                                          352,466          304,073
Prepaid and other current assets                      63,627           61,795
Property, plant and equipment held for sale
   at estimated disposal value                     1,000,000        1,000,000
Other assets, net of amortization                     28,487           29,540
Accounts payable                                    (756,355)        (659,456)
Accrued expenses                                    (412,577)        (293,912)
Reserve for disposal                                (301,000)        (515,000)
Investment tax credit payable                       (235,000)        (235,000)
Capital lease obligations                            (19,608)         (39,200)
Long-term debt                                    (1,521,613)      (1,521,613)
                                               -------------    -------------

Net liabilities of discontinued operations     $  (1,650,556)   $  (1,567,997)
                                               =============    =============

                   Conversion Technologies International, Inc.
                                and Subsidiaries

   Managements Discussion and Analysis of Financial Conditions and Results of
                                   Operations

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

Total revenues increased by $195,000 for the three months ended March 31, 1999 to $256,000 compared with $61,000 for the three months ended March 31, 1998. This increase in the decorative particles and performance aggregates sales is as a result of 1999 being regular operations and 1998 being a starting of operations.

The increase, in cost of goods sold, of $195,000 to $312,000 in 1999 from $117,000 in 1998 is due to the increased volume of production in the decorative particles and performance aggregates business from the increased level of sales.

As a result of the above increases in revenue of $195,000 and in cost of goods sold of $195,000, the Company's gross margin remained the same for the three months ended March 31, 1999, compared to the three months ended March 31, 1998.

Selling, general and administrative expenses increased by $46,000 for the three months ended March 31, 1999 to $407,000 , compared with $361,000 for the three months ended March 31, 1998. This was a result of an increase of $195,000 in legal fees during the period and of $30,000 in royalties which more than offset the reductions of $144,000 in salaries and related fringe costs and of $43,000 in travel expenses related to the reduction in salaries and related fringe benefits.

Net interest expense increased by $87,000 to $117,000 for the three months ended March 31, 1999 compared to $30,000 for the three months ended March 31, 1998. This increase was a result of the interest accrued and discount amortized on the debt incurred under the line of credit in 1998.

The operations of the discontinued subsidiary resulted in a loss of $26,000 for the three months ended March 31, 1999 as compared to a gain of $112,000 for the three months ended March 31, 1998. This difference is mainly the result of the change in revenues from discontinued operations decreasing to $25,000 for 1999 from $705,000 for 1998. Revenues for 1998 included $324,000 which was recognized from deferred revenue upon the subcontracting of the CRT recycling operations to another company.

                  Conversion Technologies International, Inc.
                                and Subsidiaries

   Managements Discussion and Analysis of Financial Conditions and Results of
                                   Operations

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998.

Total revenues for the nine months ended March 31, 1999 were $548,000 compared to $165,000 for the nine months ended March 31, 1998 or an increase of $383,000. This increase in the decorative particles and performance aggregates sales is as a result of 1999 being normal operations compared to 1998 being a start-up of operations.

The increase in cost of goods sold of $410,000 to $894,000 for the nine months ended March 31, 1999 from $484,000 for the nine months ended March 31, 1998 is caused by the increased level of production in the decorative particles and performance aggregates business due to the increased amount of sales.

As a result of the above increases in revenue of $383,000 and in cost of goods sold of $410,000, the company's gross margin decreased by $27,000 to a loss of $346,000 for the nine months ended March 31, 1999 from a loss of $319,000 for the nine months ended March 31, 1998.

Selling, general and administrative expenses decreased by $261,000 for the nine months ended March 31, 1999 to $1,158,000, compared with $1,419,000 for the nine months ended March 31, 1998. This decrease was primarily the result of a $233,000 decrease in salaries and related fringe costs, a $77,000 decrease in compensation expenses relating to capital stock, a $90,000 decrease in travel expenses related to the reduction in salaries and related fringe benefits and a $152,000 increase in legal fees during the period.

Net interest expense increased by $170,000 to $324,000 for the nine months ended March 31, 1999 compared to $154,000 for the nine months ended March 31, 1998. This increase was the result of the interest accrued and discount amortized on the debt incurred under the May 1998 line of credit.

The operations of the discontinued subsidiary resulted in a gain of $143,000 for the nine months ended March 31, 1999 as compared to a loss of $558,000 for the nine months ended March 31, 1998.. Revenues of the discontinued operations decreased by $1,216,000 to $201,000 for the period ended in 1999 from $1,417,000 for the period ended in 1998. Cost of goods sold decreased by $1,442,000 to $71,000 for the nine months ended March 31, 1999 from $1,513,000 for the nine months ended March 31, 1998. This decrease was caused by a number of factors, including (i) a decrease of $534,000 in depreciation due to the prior adjustment of the discontinued assets to their estimated net realizable value, (ii) a decrease of $629,000 in direct costs for labor, fringes and utilities due to the subcontracting of the CRT recycling operations and discontinuance of other operations, and (iii) a net decrease in the charge to operations of $101,000 for the change in the reserve for disposal costs for the unprocessed waste materials on hand.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

   Managements Discussion and Analysis of Financial Conditions and Results of
                                   Operations

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from private debt and equity financing and the proceeds of the IPO. Presently, the Company has limited revenue, has suffered recurring losses from operations and has a net capital deficiency. The Company is also in default on principal and interest payments with respect to substantially all of its outstanding indebtedness for borrowed money other than indebtedness under the Line of Credit. The Company has an immediate need for financing. Management has implemented operational changes and has restructured certain debt; however, management cannot predict the success of these operational changes. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. These issues also create an uncertainty as to the recoverability of recorded assets and satisfaction of liabilities. At March 31, 1999, the Company had approximately $2,514,000 in principal amount of indebtedness (excluding amounts borrowed under the Line of Credit and capital lease obligations) and net working capital deficiency of approximately $5,928,000. As of March 31, 1999, the Company had cash and marketable securities of approximately $113,000.

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

On May 8, 1998, the Company entered into a Senior Secured Line of Credit Agreement (as amended, the "Credit Agreement") with two significant stockholders of the Company (the "Funds"). The Credit Agreement provides for a line of credit for up to $1,290,000 principal amount of loans pursuant to which the Company had borrowed $1,290,000 as of January 13, 1999. The Line of Credit is secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the Line of Credit accrue interest at an annual rate of 12%. In connection with the Line of Credit (including an amendment increasing the amount available thereunder by $90,000 (discussed below), the Company issued to the Funds warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 per share (after giving effect to antidilution adjustments resulting from a reset of the conversion price of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") on December 8, 1998). Of such warrants, warrants to purchase 29,850 shares of Common Stock vest upon each $100,000 (or ratable portion thereof) being drawn under the Credit Agreement. The Line of Credit matures on the earlier of May 8, 1999 or upon the completion of any financing of at least $1,500,000. The Credit Agreement contains customary covenants and default provisions. In addition, upon an Event of Default (as defined in the Credit Agreement), but only after a 60-day cure period, the Funds will be entitled to appoint a majority of the Company's Board of Directors. In addition, upon an Event of Default, but only after a 90-day cure period, the Funds may convert any outstanding principal amount plus interest, into shares of Common Stock of the Company at the then fair market value of the Common Stock. As of December 15,

                   Conversion Technologies International, Inc.
                                and Subsidiaries

   Managements Discussion and Analysis of Financial Conditions and Results of
                                   Operations

1998, the Line of Credit was amended to increase the amount available thereunder by $90,000 to $1,290,000.

On February 22, 1999, the Funds agreed to provide interim financing to the Company in the amount of up to $150,000 (all of which has been drawn upon). In consideration for interim financing, the Company agreed that in the event that the Company is unable to obtain additional financing of at least $1,500,000 by April 1, 1999, the Funds will have the right to, in exchange for their right to repayment of the interim financing, convert any outstanding principal amount plus interest, into either (i) shares of Common Stock of the Company at the then fair market value of the Common Stock or (ii) shares of Advanced Particles Technologies, Inc. ("APT"), a wholly owned subsidiary of the Company, equal to 10% of the issued and outstanding shares of the common stock of APT. In further consideration for the interim financing, the Company agreed to amend the Line of Credit in order to allow the Funds to have the option to exchange their full right to payment for 90% of the issued and outstanding shares of APT. As of the date of this report the Funds have not exercised their right to convert any of the outstanding principal plus interest into shares of either the Company or APT.

During the period commencing September 1998 and terminating in February 1999, Eckardt C. Beck, the Acting President and Chief Executive Officer of the Company, provided loans to the Company or did not receive accrued compensation, aggregating $190,000. The loans accrue interest at the rate of 12% per year and are due upon demand but in no event later than September 1, 1999.

As of March 31, 1999, the Company had approximately $2,514,000 in principal amount of indebtedness (excluding amounts borrowed under the Line of Credit and capital lease obligations), consisting of (i) approximately $1,183,000 outstanding principal amount under the term loan with the ESDC, which bears interest at the prime rate and is payable in monthly installments through December 2001 (subject to the deferral through July 1, 1998 described above),
(ii) approximately $627,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (iii) approximately $704,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's indebtedness is secured by liens on its fixed assets. The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such indebtedness contain customary covenants and default provisions.

The Company's capital lease payments were approximately $20,000 for the nine months ended March 31, 1999 and are estimated to be approximately $27,000 and $16,000 for the fiscal years ending June 30, 1999 and 2000, respectively, under current commitments. The Company has no other material commitments for capital expenditures.

The Company receives waste materials for processing into finished goods inventory, which then can be sold to its customers. The Company has recorded a reserve for disposal for the probable

                   Conversion Technologies International, Inc.
                                and Subsidiaries

   Managements Discussion and Analysis of Financial Conditions and Results of
                                   Operations

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

The Company had 843 tons of unprocessed waste materials on hand as of March 31, 1999, compared to 2,035 tons on June 30, 1998. The Company's disposal reserve was $301,000 as of March 31, 1999, compared to $515,000 at June 30, 1998. The decrease in the reserve, which resulted from reduction in the quantities of unprocessed waste materials on hand, has been credited against operations.

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

This Form 10-QSB contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the risk that the Company's marketing efforts with respect to its abrasives, decorative particles and other products will not result in increased sales and the Company will continue to experience substantial losses from operations, (ii) the risk that the Company will require additional financing prior to achieving positive cash flow from operations and that it may not be able to obtain such financing on terms acceptable to the Company or at all, (iii) the risk that the redemption of the IDA Bonds or removal of nonproductive assets from service will result in taxable income to the Company or otherwise create tax or tax-related obligations of the Company the result of which could reduce the Company's net operating loss carry-forwards and/or, depending on the amount of such taxable income, if any, result in the Company being required to satisfy such obligations out of its available cash, at a time which such obligations could exceed the Company's available cash, (iv) the risk that the Company will experience interruptions in its manufacturing operations which will delay shipments or result in lost business, (v) risks associated with retaining and attracting key personnel, (vi) risks associated with being able to obtain requisite supplies of raw materials for its products, (vii) risks associated with its ability to protect its intellectual property and proprietary rights, and (viii) risks associated with the failure to comply with applicable environmental laws and regulations.

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

On October 22, 1998, MWW/Strategic Communications, Inc., a public relations firm, filed a demand for arbitration against the Company with the American Arbitration Association. MWW alleges that the Company owes it professional fees in the amount of $22,192.86 for services rendered. The matter is scheduled for an arbitration hearing in May, 1999.

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

        Exhibits
        --------

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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.


Dated: June 7, 1999                           /s/ Eckardt C. Beck
                                              -------------------
                                              Eckardt C. Beck
                                              Acting President and Chief
                                              Executive Officer
                                              (Principal executive officer)


Dated: June 7,  1999                           /s/ John G. Murchie
                                              --------------------
                                              John G. Murchie
                                              Acting Chief Financial Officer and
                                              Controller
                                              (Principal financial officer)