Form 10KSB
period 1999-06-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1999-12-01
CIK 923978

As filed with the Securities and Exchange Commission on December 1, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended:                           Commission File No.:
        June 30, 1999                                       000-28198

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                         13-3754366
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                            I.D. Number)

         7 San Bartola Drive                                   32086
        St. Augustine, Florida                               (Zip Code)
(Address of principal executive offices)

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

                     Yes |X|               No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended June 30, 1999 were $1,119,482. The aggregate market value of the common stock of the registrant, $.00025 par value per share (the "Common Stock"), held by non-affiliates of registrant was $151,024 as of September 21, 1999. As of October 1, 1999, the issuer had outstanding 7,565,045 shares of Common Stock.

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

This report on the Form 10-KSB (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding the Company's cash needs and ability to fund its ongoing working capital requirements, efforts to shift its focus away from the sales of its abrasives to manufacture and sell, on a commercial scale, its decorative particles and the possibility to out source ALUMAGLASS(R) production. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Item 1. Description of Business - Risk Factors" for a discussion of these risks. When used in this Report, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     Part I

Item 1. Description of Business

Overview

For a discussion of certain recent developments concerning the Company and its business, see "- Certain Recent Events."

The Company is engaged in the business of manufacturing and processing various substrates and advanced materials that visually and texturally enhance structural materials. These substrates and advanced materials include (i) industrial abrasives which can be used for surface cleaning and surface preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment in loose grain blasting operations; (ii) decorative particles (exposed aggregates) that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring; and (iii) performance aggregates which can be used as structural and textural enhancers, fillers and additives, and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring, and glass and ceramic materials. During the reporting period, the Company continued to shift its focus away from industrial abrasives in favor of decorative particles and performance aggregates due to the increased costs of production for industrial abrasives relative to their market sales price.

Until the second quarter of calendar 1998, the Company was also engaged in recycling cathode ray tube ("CRT") glass produced in the manufacture of televisions for resale to television manufacturers and others, which business accounted for approximately 65% of the Company's revenues for the year ended June 30, 1998. In March 1998, as part of the shift in the Company's focus, the Company agreed to subcontract its recycling operations to Dlubak Glass Company ("Dlubak"). See "Products-Recycled CRT Glass." The phase out of its CRT recycling operations resulted in a decline in the Company's CRT revenues during the fourth quarter of fiscal year 1998 when the Company commenced its subcontracting arrangement with Dlubak, and such revenues have continued to decrease during the first two quarters of fiscal 1999 and stopped thereafter.

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

In January 1998, the Company entered into a letter agreement with Ormet Primary Aluminum Corporation ("Ormet"), a producer of aluminum foil, whereby Ormet would employ its production facility in Hannibel, Ohio to formulate and produce ALUMAGLASS(R) which would then be crushed and screened in the Dunkirk manufacturing facility. Although the Company continues to be in discussions with Ormet, there can be no assurance that a formal agreement will be entered into on terms satisfactory to the Company, or at all, or that there will ever be significant sales of ALUMAGLASS(R).

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

Recycled CRT Glass

During fiscal 1998, the Company had engaged in the recycling of CRT glass used in televisions. In March 1998, the Company entered into a letter agreement with Dlubak (the "Dlubak Letter Agreement") which outlined the fundamental terms of a subcontract arrangement. Although the Company and Dlubak have not entered into a formal contract, the parties have been operating on the basis of such subcontract arrangement. The Dlubak Letter Agreement provides, among other things, that (i) the Company will subcontract the processing of its CRT glass to Dlubak for a five-year period; (ii) the Company will receive royalties of $20-$28 per ton of glass processed by Dlubak; (iii) Dlubak will purchase from the Company glass cullet (glass tube pieces) inventory and other waste materials, (iv) Dlubak has the option to rent certain space at the Company's Dunkirk facility for processing CRT glass; (v) at the end of the five year period, the Company is required to sell its glass cullet processing equipment to Dlubak for one dollar ($1) and at that time Dlubak has the option to purchase the Dunkirk facility. Under the Dlubak Letter Agreement, Dlubak agreed to assume the Company's obligations under two promissory notes in the aggregate principal amount of $250,000 issued by the Company to two of its customers (although the Company was not released of its obligations thereunder). This agreement was designed to provide the Company with a nominal positive cash flow for every ton of CRT material processed by Dlubak at the Dunkirk facility and to reduce the deferred revenue and disposal liability that had been previously recorded in the Company's financial statements. Since the Company has ceased operations at Dunkirk, Dlubak has failed to make installments on the assumed promissory notes to the two customers. See " Certain Recent Events."

Manufacturing and Recycling Processes

Through October 1998, the Company crushed and screened its abrasives and performance aggregate products at its Dunkirk facility. The Company utilized its equipment, principally its post-melting, abrasives finishing equipment, to sort, clean and/or grind and crush the material into the desired form. The material was then packaged and shipped to customers. Currently the Company is not crushing and screening the material but is using its existing inventory to fill customer's orders.

The Company's St. Augustine facility is used to color coat and package decorative particles and performance aggregates. The proprietary manufacturing process consists of applying various pigments and other coating materials in a thermodynamic process to particles that are purchased locally or supplied by customers. The material is then packaged on site and shipped to customers.

Research and Development

The Company has temporarily curtailed its research and development efforts until the Company can achieve an acceptable return on equity for its existing products. The Company has an on-site laboratory at its St. Augustine facility where various analyses, tests and other research and development activities can be conducted. The Company maintains a relationship with the Center for Advanced Ceramic Technology ("CACT") at Alfred University for any additional research and development needs. CACT is the Company's primary outside research and development partner, and works on various matters from time to time as requested by the Company. In December 1998, the Company entered into a consulting agreement with 4C Technologies, Inc. for research and development of new plaster products on an as needed basis.

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

Recycled CRT Glass

The Company had engaged in the recycling of CRT glass. In March 1998, the Company subcontracted its CRT glass recycling business to Dlubak and the Company currently generates only nominal revenues from this arrangement. The Company does not anticipate that Dlubak will be expanding this business activity because of the relatively few television manufacturers located in the United States, the relatively low percentage of CRT glass that becomes waste prior to being incorporated into televisions and the shipping costs associated with doing business with manufacturers located at significant distances from the Company. Currently there is a disagreement with Dlubak for the amounts owed to the Company, which might result in future litigation.

Dependence on Certain Customers

The Company has a limited number of customers for all its products. For the year ended June 30, 1999 ("fiscal 1999"), 57.9% of the Company's revenues was derived from two major customers. Revenue generated from each of these customers amounted to $382,622 and $265,792, which represents 34.2% and 23.7% of the total revenue, respectively.

The customer base for abrasives, decorative particles and performance aggregates, though still limited, is not as concentrated as the recycled CRT business. In its abrasives business, the Company's main customer, N.T. Ruddock & Company, accounted for 3.6% of the Company's total revenue, while the Company's main purchaser of decorative particles, Southern Grouts and Mortars Inc. ("SGM"), accounted for 34.2% of the Company's total revenue.

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

After the termination of the distributor agreement with VANGKOE Industries Inc, ("VANGKOE") (covering decorative particles) in May 1998, the Company initiated a direct sales and marketing effort which targeted select manufacturers of swimming pool plasters and decking materials in the Southeastern United States.

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

To maximize market acceptance of the Company's manufacturing technology, the Company chose to focus its initial efforts on the development of recycling processes, materials and products which are most likely to qualify for exemptions or favorable regulatory treatment. For example, the Company used materials that are not solid wastes and are not subject to RCRA permitting requirements (as an example, reclaimed characteristically hazardous by-products or sludges). The Company handled secondary materials in a manner that allows such materials to qualify for exclusions under state or federal RCRA regulations (for example, use of materials as effective substitutes for other products in a manufacturing process), and the Company stored materials in an environmentally sound manner (for example, within the manufacturing building or on a concrete slab).

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

During fiscal 1999, the Company was carrying a potential environmental liability on its books which was caused by unprocessed materials at its Dunkirk facility. This liability was reduced in fiscal 1999 as a result of an agreement that the Company entered into with Dlubak which, in part, required the removal of all inventory of unprocessed CRT materials from its Dunkirk facility which was completed in November 1998. The Company intends to further reduce the liability if and when it can decrease the quanities of the remaining unprocessed waste materials on hand. In December, 1998, the Company was notified by NYSDEC that a remedial plan needs to be submitted regarding the completion of its petroleum storage tank removal project. The Company submitted its sampling plan and analysis results to the NYSDEC and received a reply that NYSDEC does not require any further remedial work at this time.

Employees

As of October 1, 1999, the Company had 12 full-time employees consisting of 9 employees in manufacturing and 3 employees in finance and administration. None of the Company's employees are subject to a collective bargaining agreement and the Company has not experienced any work stoppages, nor to the Company's knowledge, are any threatened.

Certain Recent Events

New Management

There have been a number of management changes. In September 1998, Mr. David R. Walner who was elected a director in March 1998, resigned as a director. In October 1998, Stephen R. Archer, who had been hired in August 1998 as Vice President, Sales and Marketing - Industrial Materials, resigned. In October 1998, William L. Amt and Gary Jellum resigned from their positions as President and Chief Executive Officer and Vice President of Administration, respectively. Eckardt C. Beck, who continues to act as the Company's Chairman of the Board, has been serving as Acting President and Chief Executive Officer of the Company since October 1998.

Private Placement

On September 24, 1999, the Company sold in a private placement (the "Private Placement") to accredited investors 4,802,967 shares of Series B Convertible Preferred Stock (the "Series B Preferred") with a par value of $.001 per share and a stated value of $0.60 per share. Each share of the Series B Preferred is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. The Company accepted $1,115,000 in cash and cancellation of debt and accrued interest in the amount of $1,767,000 as consideration for the sale of the Series B Preferred. Of the total debt cancelled in exchange for the Series B Preferred, $1,653,000 was from the Aries Domestic Fund, L.P. and The Aries Fund, a Cayman Island trust (collectively, the "Funds"), who converted all of the debt and accrued interest owed to them under the Senior Secured Line of Credit Agreement (as amended, the "Credit Agreement") and certain interim financing. See "Certain Relationships and Related Transactions". The Funds now own shares of Series B Preferred which is convertible into shares of Common Stock of the Company as stated above.

Other Changes to Indebtedness

Dunkirk was obligated with respect to $1,888,000 outstanding aggregate principal amount of equipment term notes made by Dunkirk to Key Bank of New York ("Key Bank") in December 1994 and January 1995, which were guaranteed by the Empire State Development Corporation/Job Development Authority (the "ESDC"). In July 1997, the ESDC agreed to honor its guarantee of such equipment term loans (in full) and in December 1997 the ESDC paid such guarantee (in full) and Key Bank assigned such notes to the ESDC. In connection with the assignment of the notes to ESDC, the ESDC agreed to defer all interest and principal payments due under the loans through July 1, 1998 until the maturity date of the notes, with interest continuing to accrue on such deferred amounts payable at maturity. On December 2, 1997, the ESDC forgave $500,000 in principal amount of the debt. Also, the balance of the related debt service fund of $459,000 was applied against outstanding principal and accrued interest, resulting in a principal balance (after debt forgiveness) of $1,032,798. On June 22, 1998, the ESDC agreed to defer principal payments due under the loan through January 1, 1999 until the maturity date of the note. From the cash proceeds of the Private Placement, the Company paid $600,000 to ESDC in full satisfaction of the equipment term note assumed from Key Bank with an adjusted principal balance of $1,183,110 and also another Dunkirk subordinated note due ESDC with a principal balance of $37,870. In consideration for this payment made by the Company, ESDC agreed to assign the related security interests to the Company.

Amendment to Certificate of Incorporation

On September 24, 1999, the Company's Certificate of Incorporation was amended to increase the number of shares of Common Stock it is authorized to issue from 50 million to 200 million.

Illiquid Position

The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money. The Company is currently seeking additional financing through the sale of certain equipment located at its Dunkirk facility. There can be no assurance that the Company will be able to obtain necessary financing. If the Company is not able to obtain financing, the Company may be forced to further limit or even cease operations.

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

Accumulated Deficit; History of Operating Losses; Going Concern Paragraph in Auditor's Report

The Company has experienced significant operating losses since its inception. The Company had an accumulated deficit of approximately $(38,290,000) at June 30, 1999. The Company incurred an operating loss of approximately $(1,638,000) for the fiscal year ended June 30, 1999, and approximately $(8,442,000) for the fiscal year ended June 30, 1998. As a result, the Company has experienced a deficiency in cash flows from operations. Such losses have resulted principally from limited revenues from operations and costs associated with the development of the Company's technologies, general and administrative expenses and a number of large one-time, non-cash charges to operations. The Company expects to incur a substantial loss for the fiscal year ending June 30, 2000 and to continue to incur operating losses until such time, if ever, as product sales generate sufficient revenue to fund the Company's continuing operations. The Company received an explanatory paragraph in the report of its independent auditor accompanying its consolidated financial statements for the fiscal years ended June 30, 1999 and 1998, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. No assurance can be given that the Company will ever achieve profitable operations.

Need for Additional Financing; Possibility of Bankruptcy

The Company is in need of significant additional financing. At June 30, 1999, the Company had a net working capital deficiency of approximately $5,072,000. The Company presently has large past due payables and is in default on principal and interest payments with respect to substantially all of its indebtedness for borrowed money. The Company's limited cash resources have strained relations with suppliers and trade creditors and have caused certain suppliers to provide products and services only on a cash basis. The Company's creditors, whether lenders or trade creditors, could commence suit to enforce their debts (and certain creditors have commenced litigation) or could force the Company into bankruptcy. In the event of a bankruptcy, unless there are assets available after the satisfaction in full of the claims of creditors, there will be no recovery by the holders of equity. Furthermore, the Company's default on indebtedness entitles the lenders to accelerate their debt, liquidate their collateral and otherwise pursue the rights and remedies available to them pursuant to applicable law and their loan documents. The Company has no commitments or other arrangements for any future financing and there can be no assurance that any debt or equity financing will be available within the needed time frame. Furthermore, the Company's Certificate of Incorporation and the loan documents to which the Company is a party restrict its ability to incur additional debt. Any equity financing will be dilutive to the Company's stockholders and any debt finances will likely contain restrictive covenants and additional debt service requirements, which could adversely affect the Company's operating results. If the Company is not able to obtain additional financing, the Company may be required to significantly limit or even cease operations.

Substantial Indebtedness; Payment Defaults; Potential Loss of Collateral

At June 30, 1999, the Company had outstanding an aggregate of approximately $2,514,000 of indebtedness (excluding amounts borrowed under the Line of Credit, certain interim financing and capital lease obligations), substantially all of which is secured by the assets of its wholly-owned subsidiary Dunkirk. Accordingly, the Company is subject to all of the risks associated with substantial indebtedness, including the risk that cash flow may not be sufficient to make required payments of principal and interest on indebtedness. To the extent that substantially all of the Company's assets continue to be pledged, such assets will not be available to secure additional indebtedness, which may adversely affect the Company's ability to borrow in the future. Of the Company's $2,514,000 in indebtedness at June 30, 1999, $1,508,628 was principal owed to the ESDC. On June 22, 1998, the ESDC agreed to defer principal payments due under the loans through January 1, 1999 until the maturity date of the notes. The Company has negotiated with the ESDC and paid on September 24, 1999 a reduced amount of $600,000 as a payment in full of all amounts owed on two of the loans which had a principal balance of $1,220,980. The

Company is currently in default with respect to principal and interest payments on the remaining ESDC loan with a principal balance of $287,648. In the event that the Company is unable to reach a settlement with the ESDC with respect to the Company's repayment of debt to the ESDC, ESDC, as a secured party, may be able to force a sale of the property located at the Dunkirk facility which secures the debt. In addition, most of the Company's indebtedness is subject to various covenants. In the event of a default in payment of outstanding indebtedness (such as currently exists), or in the event of a default arising out of a violation of any covenants, the Company, APT and/or Dunkirk may lose all or a portion of its assets and the Company, APT and/or Dunkirk may be forced to materially reduce its business activities or cease its operations. Certain of the instruments governing the Company's indebtedness also contain default provisions relating to insolvency and the inability to pay debts as they become due. See "Certain Relationships and Related Transactions."

Limited Revenues and Product Sales; Lack of Profitable Business; New Business

The Company presently lacks a profitable business initiative. The Company commenced recycling CRT glass used in the manufacture of televisions in 1994 and production of industrial abrasives in 1995. Substantially all of the Company's limited revenues through fiscal year 1998 were derived from recycling CRT glass; however, the Company has phased out its CRT recycling operations. Additionally, the Company has generated only minimal revenues to date from sales of ALUMAGLASS, its initial industrial abrasive product, which has received limited acceptance in the marketplace. The Company has recently commenced production of certain other glass and fired ceramic substrates and decorative particles that visually embrace structured materials, which were substantially all of the Company's revenue in fiscal 1999; however, there can be no assurance that these products will generate significant sales. While attempting to commercialize its products, the Company is subject to risks inherent in a new business generally, such as marketing problems, unanticipated problems relating to environmental regulatory compliance, manufacturing and the competitive environment in which the Company operates, and additional costs and expenses that may exceed estimates. There can be no assurance that, even after the expenditure of substantial funds and efforts, the Company will ever achieve or maintain a substantial level of sales of its products.

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

Cancellation of Indebtedness; Possible Tax Effects

Due to certain debt forgiveness, the Company had a number of significant net pretax gains during fiscal 1998. These net pretax gains could result in significant tax obligations. The Company does not have sufficient working capital to satisfy any such obligations. See "Notes to Consolidated Financial Statements - Item 2 - Extraordinary Items." While the Company does have certain loss carry forwards, the Company cannot be certain at this time whether the loss carry forwards are usable to offset any of the Company's gains.

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

Outstanding Warrants, Options and Convertible Securities

As of October 1, 1999, the Company had outstanding 514,930 shares of Series A Convertible Preferred Stock convertible into 10,298,600 shares of Common Stock at a conversion price of $0.50 per share and 4,802,967 shares of Series B Convertible Preferred Stock convertible into 96,059,340 shares of Common Stock at a conversion price of $0.03 per share.

Also as of October 1, 1999, the Company had outstanding (i) 18,329,095 warrants to purchase an aggregate of 18,329,095 shares of Common Stock at exercise prices ranging from $0.66 to $5.28 per share; (ii) options to purchase an aggregate of 1,052,257 shares of Common Stock at exercise prices ranging from $0.03 to $6.16 per share; and (iii)non-qualified options to purchase 36,293,101 shares of Common Stock at an exercise price of $0.03 per share (consisting of options to purchase 18,146,550 shares issued to Mr. Beck, options to purchase 10,434,267 issued to five other directors of the Company, options to purchase 1,360,991 issued to one other officer of the Company and options to purchase 6,351,293 issued to two managers of the Company) which are not part of any of the Company's option plans. See "Certain Relationships and Related Transactions". Also, the Company had outstanding warrants to purchase 61,945 shares of Series A Preferred Stock at a per share exercise price of $9.82. The Company has reserved an aggregate of 690,000 shares of Common Stock for issuance under the Stock Option Plans and 710,000 shares of Common Stock under its Long-Term Plan (as defined below) as of the date of this Report. Holders of such warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by such warrants and options. In addition, the exercise of such warrants and options could have a material adverse effect on the market price of, and liquidity in the market for, shares of Common Stock. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected.

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

Possible "Year 2000" Problems

Although the Company believes that its computer systems are fully Year 2000 compliant, it is possible that certain computer systems of the Company's suppliers and contractors may not accept input of, store, manipulate and output dates prior to the Year 2000 or thereafter without error or interruption. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correct processing date information as the Year 2000 approaches. However, there can be no assurance that the Company will identify all date- handling problems of its suppliers and contractors in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered. The expense of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company.

Item 2. Description of Properties

The Company owns its 230,000 square foot manufacturing facility in Dunkirk, New York. Such facility is subject to a first mortgage held by the New York Job Development Authority securing a promissory note issued to the Chautauqua Region Industrial Development Corporation, with respect to which approximately $287,648 principal amount was outstanding on June 30, 1999. In addition, such facility is subject to a second mortgage securing a promissory note issued to the former owner of the property as part of the purchase price therefor, with respect to which principal in the amount of approximately $253,638 was outstanding on June 30, 1999.

The Company relocated its headquarters to St. Augustine, Florida, and has entered into a 20 month lease for approximately 6,100 square feet of executive office space. The lease will expire in December 1999 and rent for such space is approximately $3,750 per month. The lease may be extended on a month to month basis at the option of the leasor. The Company terminated its lease on approximately 4,700 square feet of office space in Orlando, Florida effective May 15, 1998.

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

On October 22, 1998, MWW/Strategic Communications, Inc., a public relations firm, filed a demand for arbitration against the Company with the American Arbitration Association. MWW alleges that the Company owes it professional fees in the amount of $22,192.86 for services rendered. On May 27, 1999, an arbitrator awarded $14,947.79 to MWW in full settlement and consideration of all claims submitted.

In November 1998, Buchanan Ingersoll Professional Corporation filed a complaint in the Orange County Circuit Court of Florida (the "Circuit Court") against the Company. Buchanan Ingersoll, which until September 1998 acted as legal counsel to the Company, alleged that the Company owed it legal fees in the amount of $192,204.01. On March 11, 1999, the Circuit Court entered a final judgement in favor of Buchanan Ingersoll in the amount of $197,689.28. On September 24, 1999 the sum of $160,000 was paid to Buchanan Ingersoll in full settlement of the judgement and the parties executed mutual releases

On or about July 1, 1999 an action was commenced against the Company by The Hartford in the Circuit Court of Orange County, Florida. The complaint seeks monetary damages of approximately $56,000 plus prejudgement interest and attorney's fees. The claims relate to premiums alleged to be owing under certain insurance policies. The Company has filed a motion to dismiss the action.

The Company is not involved in any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The Company received written consents of the holders of shares (the "Holders") representing a majority of the voting power of the outstanding Common Stock and preferred stock approving an increase in the authorized number of shares of Common Stock from 50,000,000 to 200,000,000 shares. The Company received from July 9, 1999 through July 15, 1999 written consents from the Holders representing a total of 9,126,957 shares which represented 83.6% of the Common Stock on July 15, 1999. The increase in authorized shares was effectuated by means of a merger pursuant to which a newly formed wholly owned subsidiary of the Company, CTI Subsidiary Corp. was merged with and into the Company and the Company's restated certificate of incorporation was amended to effect the increase in authorized shares.

                                    Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock had been quoted on the Nasdaq SmallCap Market (the "SmallCap Market") under the symbol "CTIX" since May 16, 1996, the effective date of the Company's registration statement relating to its initial public offering of Common Stock (the "IPO"). On October 23, 1998, the Common Stock was delisted by Nasdaq and is currently listed on the Pink Sheets(R), a quotation medium operated by the National Quotation Bureau, LLC (the "Pink Sheets") under the symbol "CVTL". The following table sets forth, for each of the quarters indicated, the high and low bid prices per share of Common Stock as quoted on the SmallCap Market and the over-the-counter market (source, the Nasdaq- Amex Market Group). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

         Quarter Ended                   High                      Low
       June 30, 1996                    $7.25                     $5.00
       September 30, 1996               $5.00                     $3.375
       December 31, 1996                $3.375                    $2.25
       March 31, 1997                   $2.625                    $1.375
       June 30, 1997                    $3.00                     $1.00
       September 30,1997                $1.75                     $1.3125
       December 31, 1997                $2.00                     $.75
       March 31, 1998                   $1.1875                   $.6875
       June 30, 1998                    $1.375                    $0.625
       September 30, 1998               $1.09375                  $0.15625
       December 31, 1998                $0.3125                   $0.001
       March 31, 1999                   $1.25                     $0.01
       June 30, 1999                    $0.24                     $0.001

As of August 11, 1999, the Company had approximately 871 holders of record of Common Stock.

No dividends have ever been declared or paid on the Company's Common Stock, and the Company does not anticipate declaring or paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no unregistered securities sold by the Company during the fiscal year ended June 30, 1999.

On September 24, 1999, the Company sold pursuant to the Private Placement an aggregate of 4,802,967 shares of Series B Preferred for which the Company accepted $1,115,000 in cash and the cancellation of $1,767,000 of debt and accrued interest. The Series B Preferred was sold pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder. In connection with the sale of the Series B Preferred, the Company did not conduct any general advertisement or solicitation; each purchaser of the Series B Preferred represented that, among other things, the purchaser was an "accredited investor" as that term is defined in Regulation D and the purchaser was purchasing the shares of Series B Preferred for investment and not with a view to distributions. Appropriate legends were affixed to the certificates representing the Series B Preferred. The Company has agreed to file, not later than 120 days following the final closing of the Private Placement, a registration statement under the Securities Act registering for resale the Common Stock issuable upon conversion of the Series B Preferred.

Each share of Series B Preferred has a par value of $.001, a stated value of $0.60 and is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. The holders of the Series B Preferred are entitled to the number of votes equal to the number of shares of Common Stock of the Company into which such shares of Series B Preferred are convertible, and are entitled to vote together with the holders of the Series A Convertible Preferred Stock and the Common Stock.

The holders of the Series B Preferred are also entitled to certain voting rights not shared by the holders of the Common Stock, so long as a majority of the Series B Preferred sold in the Private Placement remains outstanding. The affirmative vote of the holders of a least two-thirds of the Series B Preferred will be required for (i) the issuance of securities senior to or on a parity with the Series B Preferred with respect to dividends, voting or liquidation,
(ii) any alterations to the rights of the Series B Preferred, (iii) a liquidation, dissolution or sale of substantially all of the assets of the Company, (iv) the incurrence of over $100,000 of indebtedness (other than borrowings under working capital lines of credit), and (v) the repurchase of any of the securities of the Company. In addition, the holders of the Series B Preferred are entitled to a liquidation preference in an amount per share equal to $0.81 plus declared and/or accrued but unpaid dividends, if any. Finally, the holders of the Series B Preferred are entitled to dividends, payable in cash or in Series B Preferred, at an annual rate of 10% beginning in September 2000. The Company must pay such dividend prior to any dividend declared on the Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since inception through June 30, 1999, the Company sustained cumulative losses of approximately $38,290,000. Such amount includes (i) a one-time, non-cash charge to operations of approximately $6,232,000 relating to the write-off of research and development (in-process) technologies that had not reached technological feasibility and, in the opinion of management, had no alternative use, which were purchased in conjunction with the Company's acquisition of Dunkirk in 1994, (ii) approximately $2,528,000 expensed as process development costs related to research and development of the Company's CRT glass processing and ALUMAGLASS(R) product lines, (iii) a non-cash charge to operations of approximately $5,712,000 relating to the write-off of non-productive fixed assets during the quarter ended June 30, 1997, (iv) an extraordinary item from the gain on debt retirement of approximately $6,425,000 during the fiscal year ended June 30, 1998, (v) a non-cash charge to operations of approximately

$4,913,000 for the write down of property, plant and equipment held for sale during the quarter ended June 30, 1998, and (vi) other operating losses including preferred stock dividends of $3,909,000, of approximately $25,330,000. The Company will continue to incur losses until such time as revenues are sufficient to fund its continuing operations.

During fiscal 1999 the Company took a number of steps in an effort to preserve cash, reduce its costs and increase revenues. Raw material costs are expected to be reduced through the application of lower cost alternative substrates and coating materials. Investments in product development have been curtailed in fiscal 1999 and investments in sales and marketing will be increased for the year ending June 30, 1999. Manufacturing and operating overheads have also been reduced through payroll reductions and savings associated with non-productive equipment and processes that have been shut-down, such as the Company's Dunkirk facility. The Company is selling decorative particles produced by APT and hopes to increase revenue from this product line. The Company will also strive to increase sales of other abrasives and aggregates as it implements new marketing efforts. Implementation of the Company's business plan, however, is subject to obtaining the necessary financing.

In September 1999, the Company sold in a private placement 4,802,967 shares of Series B Convertible Preferred Stock ("Series B Preferred") with a par value of $.001 per share and a stated value $0.60 per share. The Company accepted $1,115,000 in cash and the cancellation of $1,767,000 of debt including accrued interest for the sale of the Series B Preferred. From the cash proceeds, $600,000 was paid to ESDC in full satisfaction of loans having an aggregate principal balance of $1,221,000. See "Liquidity and Capital Resources". $160,000 was paid in settlement of past due professional services with an accrued liability of $198,000.

Because the Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency at June 30, 1999, the Report of Independent Auditors includes an explanatory paragraph indicating there is substantial doubt as to the Company's ability to continue as a going concern. See Report of Independent Auditors.

Results of Operations

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998.

Consolidated revenues for fiscal 1999 were approximately $1,119,000 consisting primarily of decorative particles and performance aggregates sales of approximately $912,000, ALUMAGLASS(R) sales of approximately $133,000 and CRT glass recycling fees and related clean cullet sales of approximately $74,000. For fiscal 1998 consolidated revenues were approximately $1,898,000 of which approximately $1,275,000 was derived from CRT glass recycling fees and related clean cullet sales, approximately $321,000 from sales of ALUMAGLASS(R) and approximately $302,000 from sales of decorative particles and performance aggregates. This decrease in revenue of $779,000 is as a result of the decreases of $1,201,000 in CRT glass recycling fees and related clean cullet sales due to the Company subcontracting those operations to a third party and of $188,000 in ALUMAGLASS(R) sales as a result of ceasing operations at the Dunkirk plant in the second quarter of fiscal 1999. These decreases more than offset the $610,000 increase in sales from decorative particles and performance aggregates due to fiscal 1999 being normal production compared to fiscal 1998 being a start up of operations.

Cost of goods sold was approximately $1,251,000 for fiscal 1999 versus approximately $2,703,000 for the prior fiscal year, representing a decrease of approximately $1,452,000 when sales decreased by only

$779,000. This was a result of a decrease of $1,842,000 from the ceasing of operations at the Dunkirk plant and that no depreciation was provided for during fiscal 1999 on the idle Dunkirk property, plant and equipment. An increase of $390,000 was caused by the increased level of production in the decorative particles and performance aggregates business due to increased amount of sales for that business.

As a result of the above decreases in revenue of $779,000 and in cost of goods sold of $1,452,000, the Company's gross margin improved by $674,000 to a loss of $131,000 for fiscal 1999 compared to a loss of $805,000 for fiscal 1998. The shutdown of operations at the Dunkirk plant and the disposal of unprocessed CRT material resulted in an improved gross margin of $433,000 while the increased level of sales and production of decorative particles and performance aggregates had an improved gross margin of $241,000.

Selling, general and administrative expenses decreased by $1,217,000 to $1,506,000 for fiscal 1999, as compared to $2,723,000 for fiscal 1998. This decrease was primarily the result of fiscal 1998 having $664,000 recorded for the penalty cost for the additional 66,360 shares of Series A Preferred Stock issued as a result of the delay in registering the shares of Common Stock underlying the Series A Preferred Stock as described in Note 7 to the Financial Statements, a decrease of $308,000 in corporate salaries, and a decrease of $105,000 in compensation expenses relating to capital stock.

A charge against operations of approximately $4,913,000 was recorded in the fourth quarter of fiscal 1998 to write down the property, plant and equipment at the Dunkirk plant to its estimated disposal value as a result of the Company's determination at that time to sell that facility. In September 1999, the Company leased a portion of its Dunkirk plant and is exploring various alternatives for the use of the remaining portion of the plant to generate additional revenues.

Interest expense decreased by $75,000 to $477,000 for fiscal 1999 from $552,000 for fiscal 1998. The decrease was primarily attributable to the reduction in debt from the repayment and forgiveness described below which was partially reduced by the interest accrued and discount amortized on the debt issued in 1999 and 1998.

The Company recorded an extraordinary item for the gain on debt retirement of $6,425,000 in fiscal 1998. This resulted from a gain of $5,862,000 on the retirement of Dunkirk's Chautauqua County Industrial Development Agency Bonds, a gain of $271,000 for the debt forgiveness granted to the Company by the ESDC and a gain of $292,000 for the accounts payable forgiveness granted to the Company by certain of its vendors in negotiated settlements.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from private debt and equity finances and the proceeds of the IPO. Presently, the Company has limited revenue, has suffered recurring losses from operations and has a net capital deficiency. The Company has a need for financing. Management has implemented operational changes and has restructured certain debt; however, management cannot predict the success of these operational changes. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. These issues also create an uncertainty as to the recoverability of recorded assets and satisfaction of liabilities. At June 30, 1999, the Company had approximately $2,514,000 in principal amount of indebtedness (excluding amounts borrowed under the Credit Agreement, the interim financing and capital lease obligations) and net working capital deficiency of approximately $5,072,000. As of June 30, 1999, the Company had cash and marketable securities of approximately $61,000.

As of June 30, 1999, the Company had approximately $2,514,000 in principal amount of indebtedness

(excluding amounts borrowed under the Line of Credit, the interim financing and capital lease obligations), consisting of (i) approximately $1,183,000 outstanding principal amount under the term loan with the ESDC, which bears interest at the prime rate and is payable in monthly installments through December 2001 (subject to the deferral through July 1, 1998 described above),
(ii) approximately $627,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (iii) approximately $704,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's indebtedness is secured by liens on its fixed assets. The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such indebtedness contain customary covenants and default provisions. At June 30, 1999, the Company was in violation of certain loan covenants and was in default in payment of principal and interest, related to the above $2,514,000 in debt, and as a result all of it has been classified as a current liability at June 30 1999.

In May 1998, the Company entered into the Credit Agreement for the Line of Credit (which, as amended, provides for up to $1,290,000 principal amount of loans) pursuant to which the Company had borrowed $610,000 as of June 30, 1998 and the balance as of January 13, 1999. The borrowings are secured by the receivables and inventory of the Company and accrue interest at an annual rate of 12%. In connection with the Line of Credit, as amended, the Company issued to the lenders warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price of $0.67 (after giving effect to the antidilution adjustment as of December 8, 1998), subject to vesting as the borrowings occurred. On February 22, 1999, the Funds provided the interim financing to the Company in the amount of up to $150,000 ($135,000 of which was borrowed at June 30, 1999 and the balance subsequent to year end). Also on July 7, 1999, the Funds provided additional financing to the Company in the amount of $20,000. During the period commencing September 1998 and terminating in February 1999, Eckardt C. Beck, the Acting President and Chief Executive Officer of the Company, provided loans to the Company or did not receive accrued compensation, aggregating $190,000. The loans accrue interest at the rate of 12% per year and became due on September 1, 1999. See "Certain Relationships and Related Transactions."

In September 1999, the Company raised $1,115,000 in cash and $1,766,778 in the form of cancellation of debt and accrued interest in the Private Placement of 4,802,967 shares of the Series B Preferred with a par value of $.001 per share and a stated value of $0.60 per share. Each share of Series B Preferred is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. Commencing twelve months from the closing of the Private Placement, the holders of the Series B Preferred are entitled to receive dividends payable in cash or in shares of Series B Preferred stock at the option of the Company at the rate of 10% per annum.

The Company accepted cash and the cancellation of debt as consideration for the sale of the Series B Preferred. Of the total proceeds $1,115,000 was in cash and $1,766,778 was in the form of cancellation of debt and accrued interest. Of the debt converted, $1,652,778 was from the two significant stockholders of the Company who converted all of the principal and accrued interest owed to them under the Credit Agreement, the interim financing of February 22, 1999 and the July 7, 1999 borrowing.. Also the Acting President and Chief Executive Officer converted $114,000 of the principal and accrued interest owed to him under the promissory note dated February 23, 1999. The above debt that was cancelled as consideration for the sale of the Series B Preferred has been classified as long-term debt at June 30, 1999.

From the cash proceeds of the Private Placement, $600,000 was paid to ESDC in full satisfaction of the Dunkirk - Term loan with New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk - New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. In addition, $160,000 was paid to the Company's former legal counsel in full settlement of an accrued liability of $197,689 for past due professional services.

The Company's capital lease payments were approximately $27,000 for the year ended June 30, 1999 and are estimated to be approximately $15,000 for the fiscal year ending June 30, 2000, under current commitments. The Company has no other material commitments for capital expenditures.

The Company received waste materials for processing into finished goods inventory, which then can be sold to its customers. The Company has recorded a reserve for disposal for the probable disposal costs of waste material it has received which cannot be processed through the Company's current processing methods, net of the amount of deferred revenue recorded with respect to such materials. The Company records a disposal reserve with respect to materials it cannot process because it is probable it will incur these costs on the ultimate disposition of the waste materials. The Company estimates that the disposal costs for material received by the Company that the Company cannot process, if and when incurred, will exceed the fees the Company was paid to accept such materials.

The Company had 843 tons of unprocessed waste materials on hand as of June 30, 1999, compared to 2,035 tons on June 30, 1998. The Company's disposal reserve was $301,000 as of June 30, 1999, compared to $515,000 at June 30, 1998. The decrease in unprocessed waste materials on hand, and related decrease in reserve for disposal, resulted primarily from the reduction in the quantities of unprocessed waste materials on hand, has been credited against operations.

The Company has federal net operating loss carry forwards that amounted to approximately $24 million at June 30, 1999, which expire between 2006 and 2019. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carry forwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to historical equity finances, the Company's ability to utilize its net operating loss carry forwards could be severely limited.

Pending Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for periods beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

Year 2000 Compatibility

Although the Company believes that its computer systems are fully Year 2000 compliant, it is possible that certain computer systems of the Company's suppliers and contractors may not accept input of, store, manipulate and output dates prior to the Year 2000 or thereafter without error or interruption. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches. However, there can be no assurance that the Company will identify all date handling problems of its suppliers and contractors in advance of their occurance, or that the Company will be able to successfully remedy problems that are discovered. The expense of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company.

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

                                                 Position(s) with the Company;
                                                 Principal occupation or
                                                 Employment; Five (5) Year-
Name, Age and Business Address                   Employment History

Eckardt C. Beck (56)                             Mr. Beck has been serving as
                                                 acting President and Chief
Conversion Technologies International, Inc.      Executive Officer of the
7 San Bartola Drive                              Company since October, 1998.
St. Augustine, FL 32086                          Mr. Beck has been a director of
                                                 the Company since February 1995
                                                 and Chairman of the Board since
                                                 February 1997. Mr. Beck also
                                                 served as Acting President and
                                                 Chief Executive Officer from
                                                 June to August 1997. Mr. Beck
                                                 served as the Chairman and
                                                 Chief Executive Officer of Air
                                                 & Water Technologies
                                                 Corporation from October 1987
                                                 through June 1994 and as
                                                 director from June 1990 through
                                                 November 1994. Mr. Beck has
                                                 served as Chairman and Chief
                                                 Executive Officer of other
                                                 environmental technologies
                                                 companies prior to 1987. Mr.
                                                 Beck also served as the
                                                 Assistant Administrator of the
                                                 United States Environmental
                                                 Protection Agency in charge of
                                                 the national water and waste
                                                 programs and as the Regional
                                                 Administrator of EPA Region 2.

Douglas M. Costle (60)                           Mr. Costle was appointed to the
                                                 Company's Board of Directors in
Rural Route #2, Box 480                          October 1997. Mr. Costle has
Woodstock, VT 05091                              been a director of Niagara
                                                 Mohawk Power Corporation, a
                                                 publicly-held utility company,
                                                 since January 1991. Mr. Costle
                                                 is currently a director of
                                                 several privately-held
                                                 technology companies and is an
                                                 Independent Trustee of John
                                                 Hancock Mutual Funds. Retired
                                                 since 1992, Mr. Costle served
                                                 as Dean of Vermont Law School
                                                 from 1987 to 1992 and is a
                                                 former Administrator of the
                                                 U.S. Environmental Protection
                                                 Agency. Currently, Mr. Costle
                                                 is inactive on medical leave.

Stephen D. Fish (53)                             Mr. Fish was appointed to the
                                                 Company's Board of Directors in
Fish Enterprises                                 October 1997. Mr. Fish has been
302 West Main Street, Suite 155                  President of Fish Enterprises,
Avon, CT 06001                                   a privately-held real estate
                                                 development and management
                                                 company, since 1970. Mr. Fish
                                                 also serves on the Advisory
                                                 Board of Fleet Bank of
                                                 Connecticut.

Peter H. Gardner (33)                            Mr. Gardner has been a director
                                                 of the Company since October
Media Technology Ventures                        1995. Since January 1998, Mr.
1 First Street, Suite 2                          Gardner has been a principal of
Los Altos, CA 94022                              Media Technology Ventures, a
                                                 privately-held venture capital
                                                 firm. From July 1994 through
                                                 December 1997, Mr. Gardner was
                                                 a Vice President of Technology
                                                 Funding Inc., the Managing
                                                 General Partner of two
                                                 investment funds which are
                                                 stockholders of and consultants
                                                 to the Company. See "Security
                                                 Ownership of Certain Beneficial
                                                 Owners, Directors and
                                                 Management" and "Certain
                                                 Relationships and Related
                                                 Transactions." Mr. Gardner held
                                                 the position of Project Leader
                                                 and Project Scientist at Roy F.
                                                 Weston, Inc., an environmental
                                                 engineering firm, from June
                                                 1990 through August 1993. Mr.
                                                 Gardner was pursuing a graduate
                                                 degree in business
                                                 administration between
                                                 September 1993 and June 1995.

Alexander P. Haig (47)                           Mr. Haig has been a director of
                                                 the Company since May 1996.
Sky Station International                        Since February 1996, Mr. Haig
1824 "R" Street, N.W.                            has been President and Chief
Washington, D.C. 20009                           Operating Officer of Sky
                                                 Station International Inc., a
                                                 privately-held
                                                 telecommunications company. Mr.
                                                 Haig has served since 1988 as a
                                                 principal and legal counsel to
                                                 Worldwide Associates, Inc., a
                                                 privately-held business adviser
                                                 to both United States and
                                                 foreign countries for marketing
                                                 and sales activities. Prior to
                                                 1988, Mr. Haig was an attorney
                                                 in private practice.

Irwin M. Rosenthal (70)                          Mr. Rosenthal has been a
                                                 director of the Company since
Graham & James LLP                               May 1996. Mr. Rosenthal is an
885 Third Avenue, 21st Floor                     attorney and since 1960 has
New York, N.Y. 10022                             specialized in securities law.
                                                 He is currently a partner at
                                                 Graham & James LLP. Prior to
                                                 July 1998, Mr. Rosenthal was a
                                                 partner at Rubin Baum Levin
                                                 Constant & Friedman. Mr.
                                                 Rosenthal is also a director of
                                                 Magna-Lab, a publicly- traded
                                                 chemical and medical technology
                                                 company. He is also a director
                                                 of Life Medical Sciences, Inc.,
                                                 a publicly-traded medical
                                                 technology company, and
                                                 Echocath, Inc., a
                                                 publicly-traded medical
                                                 technology company.

John G. Murchie (62)                             Mr. Murchie has been the Acting
                                                 Chief Financial Officer of the
Conversion Technology International, Inc.        Company since January 1998, and
7 San Bartola Drive                              Controller since September
St. Augustine, FL 32086                          1997. From February 1995 to
                                                 September 1997, Mr. Murchie was
                                                 the Controller and Chief
                                                 Administrative Officer of
                                                 Dunkirk. From February 1994 to
                                                 February 1995, Mr. Murchie
                                                 worked on a full time basis for
                                                 Dunkirk as a consultant and was
                                                 not otherwise employed. From
                                                 November 1985 to February 1994,
                                                 Mr. Murchie was employed by
                                                 Rich Products Corporation, a
                                                 privately-held food products
                                                 company, in various financial
                                                 positions. Mr. Murchie received
                                                 a B.S. in Business
                                                 Administration from Miami
                                                 University of Ohio.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company knows of no late filings pursuant to Section 16(a) of the Exchange Act during fiscal 1999..

Item 10. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended June 30, 1999, 1998 and 1997 to Eckardt C. Beck, the Company's Acting President and Chief Executive Officer and who served as the Company's chief executive officer during a portion of fiscal 1999 and 1998, and William L. Amt, who also served as the Company's chief executive officer during a portion of fiscal 1999 and 1998 (collectively, the "Named Executive Officers"). No other executive officer received annual compensation in excess of $100,000 for fiscal 1999.

                                                                                    Long Term
                                                                                  Compensation
                                                                              Awards        Payouts
                                                                            Securities
                                                              Other         Underlying                         All
   Name and Principal       Fiscal     Salary     Bonus      Annual          Options/        LTIP             Other
        Position             Year        ($)       ($)    Compensation         SARs         Payouts       Compensation
   ------------------       ------     ------     -----   ------------      ----------      -------       ------------
Eckardt C. Beck              1999         --        --     120,000(1)           --                             --
Acting President &           1998         --        --      85,677(1)      300,000(2)                          --
Chief Executive Officer      1997     52,000(1)     --                      10,121(3)                          --
from October 1998 to
date and from June
1997 to August 1997

William L. Amt               1999     44,615(4)     --          --                --                           --
Former President and         1998    146,667(4)     --          --           300,000(2)                        --
Chief Executive Officer      1997         --        --          --                --                           --
from August 1997 to
October 1998

------------------------

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

The Company has reserved 440,000, 250,000 and 710,000 shares, respectively, of its Common Stock for issuance upon the exercise of options and awards granted under the Employee, Non-Employee and Long-Term Plans, respectively. At June 30, 1999, the Company has reserved 1,414,392 shares of Common Stock for the exercise of all options.

Under the Non-Employee Plan, options to purchase an aggregate of 167,918 shares are outstanding as of October 1, 1999. These options vest in full one year after the date of grant and expire ten years from the date of grant.

Under the Employee Plan, options to purchase an aggregate of 257,639 shares are outstanding as of October 1, 1999. These options vest one-third on each of the first three anniversaries of the date of grant and expire on the seventh anniversary of the date of grant.

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

At the closing of the Private Placement, the Company granted options outside of the Employee Plan, the Non-Employee Plan and the Long-Term Plan to members of the Board of Directors and Officers of the Company. See "Certain Relationships and Related Transactions".

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth information (on an aggregate basis) concerning exercises of stock options during fiscal 1999 by each of the Named Executive Officers and the final year-end value of unexercised options.

                                                                          Number of
                                                                          Securities                      Value of
                                                                          Underlying                     Unexercised
                                                                         unexercised                   "In-the-Money"
                                                                       Options/SARs at                 Options/SARs at
                                                                       Fiscal Year-End               Fiscal Year-End (1)
                                  Shares
                                 Acquired            Value                        Unexercis-                       Unexercis-
     Name                       on Exercise         Realized      Exercisable        Able         Exercisable         Able
     ----                       -----------         --------      -----------        ----         -----------         ----
     Eckardt C. Beck                 --                --           191,338         120,000           $ --             $ --
     William L. Amt                  --                --                --              --           $ --             $ --

(1) Calculated based on the difference between the exercise price and the closing price of a share of the Common Stock on the over-the-counter market on June 30, 1999.

401(k) Plan

The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements effective August 1, 1998. The Company's contribution to the plan is determined by the Board of Directors and is limited to a maximum of 100% of the employee's contribution and 6% of the Employee's compensation. Contributions made to the plan for the fiscal year ended June 30, 1999 were $18,913.

Compensation of Directors

In fiscal 1999, directors who were full-time employees of the Company received no cash compensation for services rendered as members of the Board or committees thereof. Directors who were not full-time employees of the Company received reimbursement of out-of-pocket expenses for attendance at Board meetings. Non-Employee directors received no other compensation for their services as directors.

Employment and Consulting Arrangements

The Company entered into a Consulting Agreement with Eckardt C. Beck in March 1995, which was amended in February 1997, August 1997 and July 1998 (as amended, the "Consulting Agreement") (formal documentation of the July 1998 amendment has not been fully executed). Pursuant to the Consulting Agreement, Mr. Beck has agreed to, among other things, assist the Company in strategic planning, business development, investor relations, fund raising and such other activities as shall be reasonably requested by the Board and within Mr. Beck's areas of expertise. Mr. Beck will accrue and/or receive a monthly salary of $10,000 pursuant to the Consulting Agreement until its expiration in August 2000. Mr. Beck has also received stock options in connection with the Private Placement. See "Certain Relationships and Related Transactions".

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of October 1, 1999, certain information as to the stock ownership and voting power of all persons (or groups of persons) known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, each director of the Company, each of the executive officers included in the Summary Compensation Table and all directors and executive officers as a group.

                                      Number of Shares      Percentage of Voting
 Name of Beneficial Owner(1)        Beneficially Owned (2)        Power (3)
 ---------------------------        ----------------------        ---------
Eckardt C. Beck (4)                      10,278,021                  8.6

Peter H. Gardner (5)                        159,754                   *

Alexander P. Haig (6)                       128,537                   *

Douglas M. Costle (7)                       128,416                   *

Stephen D. Fish (8)                       3,487,425                  3.0

Irwin M. Rosenthal (9)                      128,537                   *

John G. Murchie (10)                        490,725                   *

All officers and directors as a          14,801,415                 11.9
   group (7 persons) (11)

Lancaster Investment Partners (12)       10,000,000                  8.8
   500 N. Gulph Road
   Suite 110
   King of Prussia, PA 19406

The Aries Master Fund,                   40,651,591                 35.5
   a Cayman Islands Trust (13)
   787 7th Avenue- 48th Floor
   New York, New York 10019

Aries Domestic Fund, L.P. (14)           17,885,617                 15.6
   787 7th Avenue, 48th Floor
   New York, New York 10019

Porter Partners, L.P. (15)               17,786,680                 15.6
   100 Shoreline, Suite 211B
   Mill Valley, California 94941

P.A.W. Offshore Fund, Ltd. (16)           6,120,000                  5.4
   90 Mees Pierson
   904 East Bay Street
   P.O. Box 55-6233
   Nassau, Bahamas

--------------------
*     Less than one percent.

(1) Unless otherwise indicated and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such stockholder. Unless otherwise indicated, the address of each stockholder is c/o Conversion Technologies International, Inc., 7 San Bartola Drive, St. Augustine, Florida 32086.

(2) The number of shares beneficially owned by each person named in the table includes shares held by each individual of (i) the Company's Common Stock;
      (ii) the Company's Series A Preferred Stock, as converted into Common Stock; (iii) Series A Preferred Stock subject to warrants that are presently exercisable, as converted into Common Stock; (iv) the Company's Series B Convertible Preferred Stock, as converted into Common Stock; and
      (v) Common Stock subject to options or warrants that are presently exercisable or exercisable within 60 days of October 1, 1999.

(3) Applicable percentage of voting power is based on the 113,922,985 shares of Common Stock outstanding as of October 1, 1999. That number is comprised of 7,565,045 outstanding shares of Common Stock, 10,298,600 shares of

      Common Stock issuable upon conversion of 514,930 outstanding shares of Series A Preferred Stock and 96,059,340 shares of Common Stock issuable upon conversion of 4,802,967 outstanding shares of Series B Convertible Preferred Stock. Shares of Series A Preferred Stock and Common Stock subject to options and warrants that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options and warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4) Includes 13,833 shares of Common Stock held, 224,000 shares of Common Stock issuable upon conversion of 11,200 outstanding shares of Series A Preferred Stock and 3,800,000 shares of Common Stock issuable upon conversion of 190,000 outstanding shares of Series B Convertible Preferred Stock. Also includes currently exercisable options to purchase 6,240,188 shares of Common Stock. Excludes options to purchase 12,217,700 shares of Common Stock which are not exercisable within 60 days. The address of such stockholder is 6345 NW 26th Terrace, Boca Raton, Florida 33496.

(5) Includes currently exercisable options to purchase 159,754 shares of Common Stock. Excludes options to purchase 236,832 shares of Common Stock which are not exercisable within 60 days. Mr. Gardner was formerly an Investment Officer at Technology Funding, Inc. ("TFI"), the Managing General Partner of Technology Funding Partners III, L.P. ("TFP III") and Technology Funding Partners V, an Aggressive Growth Fund, L.P. ("TFVP V"). Mr. Gardner disclaims beneficial ownership of all securities of the Company owned by TFP III and TFVP V.

(6) Includes currently exercisable options to purchase 128,537 shares of Common Stock. Excludes options to purchase 236,832 shares of Common Stock which are not exercisable within 60 days.

(7) Includes currently exercisable options to purchase 128,416 shares of Common Stock. Excludes options to purchase 236,832 shares of Common Stock which are not exercisable within 60 days.

(8) Includes 448,000 shares issuable upon conversion of 22,400 shares of Series A Preferred Stock and currently exercisable options to purchase 3,039,425 shares of Common Stock. Excludes options to purchase 6,058,850 shares of Common Stock which are not exercisable within 60 days.

(9) Includes currently exercisable options to purchase 128,537 shares of Common Stock. Excludes options to purchase 236,832 shares of Common Stock which are not exercisable within 60 days.

(10) Includes currently exercisable options to purchase 490,725 shares of Common Stock. Excludes options to purchase 973,966 shares of Common Stock which are not exercisable within 60 days.

(11) Calculation excludes options to purchase 20,197,874 shares of Common Stock which are not exercisable within 60 days.

(12) Includes 10,000,000 shares of Common Stock issuable upon conversion of 500,000 shares of Series B Convertible Preferred Stock.

(13) Paramount Capital Asset Management, Inc. ("PCAM") is the Investment Manager to The Aries Master Fund, a Cayman Islands Trust (the "Aries Trust"). Lindsay A. Rosenwald, M.D. is President and sole shareholder of PCAM. PCAM and Dr. Rosenwald may be considered to beneficially own the securities owned by the Aries Trust by virtue of their authority to vote and/or dispose of the securities. Securities held by the Aries Trust consist of 1,478,400 shares of Common Stock issuable upon conversion of 73,920 shares of Series A Preferred Stock, 38,475,700 shares of Common Stock issuable upon conversion of 1,923,785 outstanding shares of Series B Convertible Preferred Stock, 148,728 shares of Common Stock issuable upon exercise of Class A Warrants (includes the Class B Warrants underlying such Class A Warrants); 400,903 shares of Common Stock underlying additional warrants, and 147,860 shares of Common Stock underlying Series A Preferred Stock subject to warrants. In addition, Dr. Rosenwald beneficially owns 205,134 shares of the Company's Common Stock and warrants to purchase 44,727 shares of the Company's Common Stock.

(14) PCAM is the General Partner of the Aries Domestic Fund L.P. Dr. Rosenwald is the President and sole shareholder of PCAM. PCAM and Dr. Rosenwald may be considered to beneficially own the securities owned by the Aries Domestic Fund, L.P. by virtue of their authority to vote and/or dispose of the securities. PCAM and Dr. Rosenwald beneficially

                                       (footnotes continued on next page)
      own all securities of the Company held by the Aries Domestic Fund, L.P. Securities held by Aries Domestic Fund, L.P. consist of 761,600 shares of Common Stock issuable upon conversion of 38,080 shares of Series A Preferred Stock, 16,616,920 shares of Common Stock issuable upon conversion of 830,846 outstanding shares of Series B Convertible Preferred Stock, 247,882 shares of Common Stock issuable upon exercise of Class A Warrants (including the Class B Warrants underlying such Class A Warrants); warrants to purchase an additional 183,035 shares of Common Stock, and warrants to purchase Series A Preferred Stock which is convertible into 76,180 shares of Common Stock. In addition, Dr. Rosenwald beneficially owns 205,134 shares of the Company's Common Stock and warrants to purchase 44,727 shares of the Company's Common Stock.

(15) Includes (A) securities held by Porter Partners, L.P. consisting of 896,000 shares of Common Stock issuable upon conversion of 44,800 shares of Series A Preferred Stock and 13,333,340 shares of Common Stock issuable upon conversion of 666,667 outstanding shares of Series B Convertible Preferred Stock, and (B) securities held by EDJ Limited consisting of 224,000 shares of Common Stock issuable upon conversion of 11,200 shares of Series A Preferred Stock and 3,333,340 shares of Common Stock issuable upon conversion of 166,667 outstanding shares of Series B Convertible Preferred Stock. Jeffrey H. Porter is the Managing General Partner of Porter Partners, L.P. and EDJ Limited. Mr. Porter may be considered a beneficial owner of the securities owned by Porter Partners, L.P. and EDJ Limited by virtue of his authority to vote and/or dispose of the securities held by Porter Partners, L.P. and EDJ Limited. Mr. Porter disclaims beneficial ownership of all securities of the Company held by Porter Partners, L.P. and EDJ Limited.

(16) Includes 1,120,000 shares of Common Stock underlying 56,000 shares of Series A Preferred Stock and 5,000,000 shares of Common Stock issuable upon conversion of 250,000 outstanding shares of Series B Convertible Preferred Stock. Peter Wright is the Investment Manager for the P.A.W. Offshore Fund, Ltd. Mr. Wright may be considered the beneficial owner of the securities owned by the P.A.W. Offshore Fund, Ltd. by virtue of his authority to vote and/or dispose of the Company's securities held by P.A.W. Offshore Fund, Ltd. Mr. Wright disclaims beneficial ownership of all securities of the Company held by P.A.W. Offshore Fund, Ltd

Item 12. Certain Relationships and Related Transactions.

During the period from September 1998 to February 1999, Eckardt C. Beck, the Chairman of the Board and Acting President and Chief Executive Officer of the Company, provided loans to the Company or did not receive accrued compensation aggregating $190,000, which loans were represented by that certain Promissory Note dated February 23, 1999. The loans accrue interest at the rate of 12% per year and are due upon demand but in no event later than September 1, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Mr. Beck converted $114,000 of principal and accrued interest into Series B Preferred Stock on September 24, 1999.

For a description of the terms of the Consulting Agreement between the Company and Mr. Beck, see "Executive Compensation - Employment and Consulting Arrangements".

On May 8, 1998, the Company entered into the Credit Agreement with the Funds, two significant stockholders of the Company. The Credit Agreement provided for a line of credit (the "Line of Credit") of up to $1,200,000 pursuant to which the Company could draw down up to $300,000 per month, although draw downs beyond the initial $300,000 were at the discretion of the Funds. The Line of Credit was secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the Line of Credit accrued interest at an annual rate of 12%. The Line of Credit matured on the earlier of May 8, 1999 or upon the completion of any financing of at least $1,500,000. The Credit Agreement contained customary covenants and default provisions. In addition, upon an Event of Default (as defined in the Credit Agreement), but only after a 60-day cure period, the Funds were entitled to appoint a majority of the Company's Board of Directors. In addition, upon an Event of Default, but only after a 90-day cure period, the Funds could convert any outstanding principal amount plus interest, into shares of Common Stock of the Company at the then fair market value of the Common Stock. As of December 15, 1998, the Line of Credit was amended to increase the amount up to $1,290,000. As of January 13, 1999, the Company had drawn down all amounts under the Line of Credit.

In connection with the Line of Credit, as amended, the Company issued to the Funds warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 per share (after giving effect to antidilution adjustments resulting from a reset of the conversion price of the Company's Series A Preferred Stock on December 8, 1998). Of such warrants, warrants to purchase 29,850 shares of Common Stock vested upon each $100,000 (or ratable portion thereof) that was drawn under the Credit Agreement.

On February 22, 1999, the Company having drawn down an aggregate of $1,290,000 on the Line of Credit, in default on its interest payments due thereunder and in need of financing, entered into a series of agreements with the Funds which amended the Line of Credit Agreement and the notes evidencing the amounts drawn down on the Line of Credit. Under such amendments, if the Company failed to raise an aggregate of $1,500,000 by April 1, 1999, the Funds could accelerate the amounts due under the Line of Credit Agreement and exercise its repayment right by requiring the Company to repay such amount by delivering either (i) the amount of shares of Common Stock equal to the principal and interest due under the Line of Credit or (ii) 90% of the shares of the common stock of APT. Contingent upon the Company raising an aggregate of $1,500,000 by April 1, 1999, the Funds delayed their right to payment of principal and interest under the Line of Credit until September 1, 1999 or the completion of finances by the Company raising an aggregate of $2,790,000. In addition, on February 22, 1999, in exchange for a working capital loan of up to the amount of $150,000, the Company delivered an unsecured convertible promissory note (the "Convertible Note") in the amount of $150,000 in favor of the Funds due on September 1, 1999 and bearing interest at the rate of 12% per annum. Under the Convertible Note, upon either an event of default or the inability of the Company to raise $1,500,000 by April 1, 1999, the Funds could (i) convert the debt into the amount of shares of Common Stock equal to the principal and interest due under the Convertible Note or (ii) exchange the debt for 10% of the shares of common stock of APT. The Funds also agreed that the right to payment for the Convertible Note and the amounts drawn down on the Line of Credit would be subordinated to the right of payment under loans aggregating $190,000 made to the Company by Mr. Beck during 1998 and 1999.Also on July 7, 1999, the Funds provided additional financing to the Company in the amount of $20,000.

On September 24, 1999, the Company sold in a Private Placement 4,802,967 shares of the Series B Preferred with a par value of $.001 per share and a stated value of $0.60 per share. The Company accepted $1,115,000 in cash and $1,767,000 in cancellation of debt and accrued interest as consideration for the sale of the Series B Preferred. Included in the cancellation of debt was $1,653,000 from the Funds who converted all of the debt and accrued interest owed under the Credit Agreement and the Aries Interim Financing and thereby canceling all of the remaining debt obligations to the Funds including the rights to convert debt plus interest into shares of Common Stock of the Company and/or shares of APT. Also the Funds have agreed to allow the Company to repurchase their shares of Series B Preferred at a rate per share of the underlying Common Stock of $0.03 per share during the first year from the date of closing of the Private Placement, $0.04 per share during the second year from such date and $0.05 per share during the third year from such date.

As part of the Private Placement, Mr. Beck purchased 190,000 shares of the Series B Preferred for cancellation of debt and accrued interest of $114,000, Lancaster Investment Partners purchased 500,000 shares of Series B Preferred for $300,000 cash, The Aries Master Fund purchased 1,923,785 shares of Series B Preferred for cancellation of debt and accrued interest of $1,154,271, Aries Domestic Fund, L.P. purchased 830,846 shares of Series B Preferred for cancellation of debt and accrued interest of $498,508, Porter Partners, L.P. and EDJ Limited purchased 833,334 shares of Series B Preferred for $500,000 cash, and P.A.W. Offshore Fund, Ltd. purchased 250,000 shares of Series B Preferred for $150,000 cash in the Private Placement.

From the cash proceeds of the Private Placement, the Company paid $600,000 to ESDC in full satisfaction of the equipment term note assumed from Key Bank with an adjusted principal balance of $1,183,110 and also another Dunkirk subordinated note due ESDC with a principal balance of $37,870. In consideration for this payment made by the Company, ESDC agreed to assign the loans and related security interests (the "Security Interests") to the Company. The Company has agreed to give a security interest in the Security Interests to

Messrs. Beck and Fish and Graham & James LLP (the "G & J Security Interest") to secure indebtedness owing to them.

Also on September 24, 1999, upon the consummation of the Private Placement, the Company granted 36,293,101 non-qualified stock options (such options being after issuance equal to 20% of the outstanding shares of Common Stock of the Company on a fully diluted basis) at an exercise price of $0.03 per share (the conversion price of the Common Stock in the Private Placement). Such options vest one-third upon grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant and to expire on the tenth anniversary of the date of grant. Of these options granted, Mr. Beck was granted 18,146,550, Mr. Fish was granted 9,073,275, Messrs Costle, Gardner, Haig and Rosenthal were each granted 340,248 and Mr. Murchie was granted 1,360,991.

In July and August of 1997, the Company borrowed from the Funds an aggregate of $500,000 (the "1997 Bridge Loan") which was used by the Company for general working capital purposes. On September 8, 1997, the Company repaid the 1997 Bridge Loan together with accrued interest at the rate of 12% per annum, and in connection therewith, the Company issued to the Funds warrants to purchase 198,863 shares of Common Stock at an exercise price equal to $0.66 (after giving effect to antidilution adjustments resulting from the sale of Series A Preferred Stock, the issuance of the additional shares of Series A Preferred Stock in April 1998, and the reset of the conversion price of the Series A Preferred Stock on December 8, 1998).

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

Irwin M. Rosenthal, a director of the Company, is a partner of Graham & James LLP, special counsel to the Company. As of September 30, 1999, the Company is indebted to Graham & James LLP for legal fees in excess of $323,000 for which the Company has agreed to give a security interest. See also "Executive Compensation Compensation of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

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

3.2**             Certificate of Designation of Series A Convertible Preferred
                  Stock

3.2.1             Certificate of Designation of Series B Convertible Preferred
                  Stock

3.3*              By-laws of the Company

3.4**** Certificate of Amendment to the Restated Certificate of Incorporation of the Company

3.5 Certificate of Merger of CTI Subsidiary Corp. With and Into the Company and Agreement and Plan of Merger between the Company and CTI Subsidiary Corp..

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

10.29**           Form of Placement Agent Warrant.

10.30** Form of Financial Advisory Services Agreement between the Company and Placement Agent.

10.31** Form of Warrant issued in connection with Senior Secured Line of Credit Agreement.

10.32** Letter from Empire State Development Corporation ("ESDC") to Dunkirk dated July 22, 1997 confirming its guarantee of the Key Bank Note

10.33** Letter from Key Bank to ESDC dated July 30, 1997 confirming that it will not exercise any remedies under the Key Bank Note and will execute documents to assign the Key Bank Note to ESDC

10.34*** Senior Secured Line of Credit Agreement dated as of May 8, 1998 by and among Aries Domestic Fund, L.P., The Aries Fund, Dunkirk, APT and the Company

10.34.1 Form of Senior Secured Notes issued to The Aries Master Fund aggregating $910,000 in principal amount.

10.34.2 Form of Senior Secured Notes issued to the Aries Domestic Fund, L.P. aggregating $380,000 in principal amount

10.35****         Security Agreement dated as of May 8, 1998 among the Company,
                  Dunkirk, APT and Paramount Capital Asset Management, Inc.

10.36****         Subsidiary Guarantee dated as of May 8, 1998 by Dunkirk and
                  APT in favor of The Aries Fund and Aries Domestic Fund, L.P.

10.37****         Promissory Note dated as of February 23, 1999 issued by the
                  Company in favor of Eckardt C. Beck

10.38****         Termination Agreement dated as of January 1, 1998 by and
                  between the Company and Jack D. Hays, Jr.

10.39****         Termination Agreement dated as of January 1, 1998 by and
                  between the Company and Richard H. Hughes

10.40****         Consulting Agreement dated December 22, 1998 by and between the Company and 4C Technologies, Inc.

10.41****         Amendment dated as of May 8, 1998 to the Technology Purchase
                  Agreement dated as of June 30, 1997 by and between APT and VANGKOE

10.42****         Termination Agreement dated as of May 8, 1998 by and between
                  APT and VANGKOE

10.43****         Materials Bill of Sale Agreement dated as of May 8, 1998 by and between the Company and VANGKOE

10.44****         Ceramaglass Trademark & Intellectual Property Agreement dated as of May 8, 1998 by and between the Company and VANGKOE

10.45****         Ceramaquartz Trademark & Intellectual Property Agreement dated
                  As of May 8, 1998 by and between the Company and VANGKOE

10.46****         Letter Agreement of the Company dated March 11, 1998 with
                  Dlubak

10.47****         Lease dated April 1, 1998 by and between 312 Industrial Park and the Company

10.48****         Lease dated April 1, 1998 by and between Willard Park Inc. and the Company

10.49****         Manufacturer Representative Agreement dated as of January 1,
                  1998 by and between the Company and Engineered Products Sales
                  Associates

10.50****         Manufacturer Representative Termination Agreement dated as of
                  January 1, 1998 by and between the Company and Engineered
                  Products Sales Associates

10.51 Form of Subscription Agreement between the Company and various Subscribers of the Series B Convertible Preferred Stock.

10.52.1 Form of Convertible Promissory Note issued by the Company in favor of The Aries Master Fund aggregating $109,500 in principal amount.

10.52.2 Form of Convertible Promissory Note issued by the Company in favor of the Aries Domestic Fund, L.P. aggregating $60,500 in principal amount.

10.53 Lease dated September 17, 1999 by and between Dunkirk International Glass & Ceramics Corp. And Red Wing Company, Inc.

11                Statement of Computation of Net Loss Per Share

21**              Subsidiaries of the Company

27                Financial Data Schedule for the year ended June 30, 1999

* Incorporated by reference to the exhibits to the Company's Registration Statement on form SB-2, Registration No. 333-00756.

** Incorporated by reference to the exhibits to the Company's Annual Report on form 10-KSB for fiscal 1997.

*** Incorporated by reference to the exhibits to the Company's Annual Report on form 10-QSB for the quarterly period ended March 31, 1998.

**** Incorporated by reference to the exhibit to the Company's Annual Report on form 10-KSB for fiscal 1998.

All other Exhibits filed herewith.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: November 2, 1999        Conversion Technologies International, Inc.


                                     By:  /s/ Eckardt C. Beck
                                          -------------------
                                          Eckardt C. Beck
                                          Acting President and Chief Executive
                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                              Title                               Date
           ---------                              -----                               ----
      /s/Eckardt C. Beck                   Acting President, Chief               November 2, 1999
      ---------------------------          Executive Officer and Director
      Eckardt C. Beck                      (principal executive officer)

      /s/ John G. Murchie                  Acting Chief Financial Officer        November 2, 1999
      ---------------------------          and Controller (principal
      John G. Murchie                      accounting officer)

      /s/ Eckardt C. Beck                  Chairman of the Board                 November 2, 1999
      ---------------------------
      Eckardt C. Beck

      /s/ Stephen D. Fish                  Director                              November 2, 1999
      ---------------------------
      Stephen D. Fish

      /s/ Peter H. Gardner                 Director                              November 2, 1999
      ---------------------------
      Peter H. Gardner

      /s/ Alexander P. Haig                Director                              November 2, 1999
      ---------------------------
      Alexander P. Haig

      ---------------------------          Director
      Douglas M. Costle

      /s/Irwin M. Rosenthal, Esq.          Director                              November 2, 1999
      ---------------------------
      Irwin M. Rosenthal, Esq.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors .....................................................        F-2

Consolidated Balance Sheets of Conversion Technologies International, Inc. and
       Subsidiaries as of June 30, 1999 and June 30, 1998 ..........................        F-3

Consolidated Statements of Operations of Conversion Technologies International, Inc,
       and Subsidiaries for the years ended June 30, 1999 and June 30, 1998 ........        F-4

Consolidated Statements of Stockholders' Deficiency of Conversion Technologies
       International, Inc. and Subsidiaries for the years ended June 30, 1999
       and June 30, 1998 ...........................................................        F-5

Consolidated Statements of Cash Flows of Conversion Technologies International, Inc.
       and Subsidiaries for the years ended June 30, 1999 and June 30, 1998 ........        F-6

Notes to Consolidated Financial Statements .........................................        F-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conversion Technologies International, Inc.

We have audited the accompanying consolidated balance sheets of Conversion Technologies International, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Technologies International, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has generated only minimal revenue, has incurred significant losses, has a working capital deficit, stockholders' deficiency, and is in default in payment of substantially all of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


                                BDO Seidman, LLP
October 7, 1999

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,
                                                                               1999              1998
                                                                           -----------------------------
ASSETS
Cash and cash equivalents                                                  $     60,954     $    168,483
Accounts receivable, less allowance for doubtful accounts of $68,146
 and $18,000                                                                    104,350          258,990
Inventories                                                                     283,029          466,062
Prepaid expenses and other current assets                                       156,701           94,596
                                                                           -----------------------------
Total current assets                                                            605,034          988,131

Property, plant and equipment:
   Land                                                                          75,000               --
   Building and improvements                                                    675,000               --
   Machinery and equipment                                                    1,022,053          702,614
                                                                           -----------------------------
                                                                              1,772,053          702,614
Less accumulated depreciation                                                  (269,841)        (148,057)
                                                                           -----------------------------
                                                                              1,502,212          554,557
Property, plant and equipment held for sale at estimated disposal value              --        1,000,000
Other assets, less accumulated amortization of $123,346 and $97,811             106,398          132,783
                                                                           -----------------------------
                                                                           $  2,213,644     $  2,675,471
                                                                           =============================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Notes payable                                                              $    121,915     $         --
Accounts payable                                                              1,495,153        1,102,394
Reserve for disposal                                                            301,000          515,000
Accrued expenses                                                                994.559          394,163
Investment tax credit payable                                                   235,000          235,000
Current portion of capital lease obligations                                     14,688           23,965
Current portion of long-term debt                                             2,514,496        2,524,255
                                                                           -----------------------------
Total current liabilities                                                     5,676,811        4,794,777

Capital lease obligations, less current portion                                      --           15,235
Long-term debt, less current portion                                          1,528,085          502,000

Stockholders' deficiency:
   Series A Convertible Preferred Stock, $.001 par value,
         authorized 880,000 shares, issued and outstanding
         545,830 and 613,280 shares                                                 546              614
   Common Stock, $.00025 par value, authorized 50,000,000
         shares, issued and outstanding 6,947,045
         and 5,600,545 shares                                                     1,737            1,400
   Additional paid-in capital                                                33,353,485       32,876,274
   Unearned stock compensation                                                  (57,246)        (207,000)
   Accumulated deficit                                                      (38,289,774)     (35,307,829)
                                                                           -----------------------------
Total Stockholders' deficiency                                               (4,991,252)      (2,636,541)
                                                                           -----------------------------
                                                                           $  2,213,644     $  2,675,471
                                                                           =============================

See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year ended June 30,
                                                                1999            1998
                                                            ---------------------------
Revenue
   Product sales                                            $ 1,103,965     $ 1,535,159
   Recycling fees                                                15,517         362,821
                                                            ---------------------------
Total revenue                                                 1,119,482       1,897,980

Cost of goods sold                                            1,250,762       2,703,441
                                                            ---------------------------

Gross loss on sales                                            (131,280)       (805,461)

Selling, general and administrative expenses                  1,506,241       2,723,462
Write down of property plant and equipment held for sale             --       4,913,422
                                                            ---------------------------

Loss from operations                                         (1,637,521)     (8,442,345)

Interest expense                                               (477,019)       (552,300)
Interest income                                                   3,550          82,316
Other income                                                      5,242         246,051
                                                            ---------------------------

Loss before extraordinary item                               (2,105,748)     (8,666,278)

Extraordinary item - gain on debt retirement                         --       6,425,004
                                                            ---------------------------

Net loss                                                     (2,105,748)     (2,241,274)

Preferred stock dividends                                    (1,182,102)     (3,032,318)
                                                            ---------------------------
Net loss applicable to Common Stock                         $(3,287,850)    $(5,273,592
                                                            ===========================

Basic Loss Per Common Share:
   Loss before extraordinary item                           $     (0.64)    $     (2.44)
   Extraordinary item                                                --            1.34
                                                            ---------------------------
   Net Loss applicable to Common Stock                      $     (0.64)    $     (1.10)
                                                            ===========================
Weighted average number of common shares outstanding          5,133,200       4,804,427
                                                            ===========================

See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                   YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                   Series A Preferred Stock
                                                       ---------------------------------------------

                                                                                         Additional
                                                         Number                            Paid-In
                                                       of Shares         Amount            Capital
                                                       ---------------------------------------------
Balance at July 1, 1997                                     --       $         --       $         --

     Issuance of series A preferred stock              619,360                620          5,186,283

     Series A preferred stock converted
       into Common Stock                                (6,080)                (6)           (60,794)

     Stock compensation                                     --                 --                 --

     Common stock warrants granted to
       Lenders                                              --                 --                 --

     Common stock options granted to
       Employees and directors                              --                 --                 --

     Dividend attributable to beneficial                    --
       conversion feature of convertible
       preferred stock                                      --                 --          3,032,318

     Net Loss                                               --                 --                 --
                                                       ---------------------------------------------

Balance at June 30, 1998                               613,280       $        614       $  8,157,807

     Series A Preferred Stock converted into
       Common Stock                                    (67,450)               (68)        (1,018,910)

     Stock compensation                                     --                 --                 --

     Common Stock options canceled                          --                 --                 --

     Dividend attributable to beneficial
       conversion feature of convertible
       preferred stock                                      --                 --            876,197

     Preferred Stock dividends                              --                 --           (305,905)

     Net Loss                                               --                 --                 --
                                                       ---------------------------------------------
Balance at June 30, 1999                               545,830       $        546       $  7,709,189
                                                       =============================================
                                                               Common Stock
                                                 ----------------------------------------
                                                                                                                          Total
                                                                            Additional     Unearned                    Stockholders'
                                                   Number                    Paid-In        Stock       Accumulated       Equity
                                                 of Shares     Amount        Capital     Compensation      Deficit     (Deficiency)
                                                 -----------------------------------------------------------------------------------
Balance at July 1, 1997                          5,539,745   $   1,385    $ 24,186,932   $(116,369) -   $(30,034,237)  $ (5,962,289)

     Issuance of series A preferred stock               --          --              --             --             --      5,186,903

     Series A preferred stock converted
       into Common Stock                            60,800          15          60,785             --             --             --

     Stock compensation                                 --          --              --        116,369             --        116,369

     Common stock warrants granted to
       Lenders                                          --          --         205,600             --             --        205,600

     Common stock options granted to
       Employees and directors                          --          --         265,150       (207,000)            --         58,150

     Dividend attributable to beneficial
       conversion feature of convertible
       preferred stock                                  --          --              --             --     (3,032,318)

     Net Loss                                           --          --              --             --     (2,241,274)    (2,241,274)
                                                 ----------------------------------------------------------------------------------

Balance at June 30, 1998                         5,600,545   $   1,400    $ 24,718,467   $   (207,000)  $(35,307,829)  $ (2,636,541)

     Series A Preferred Stock converted into
       Common Stock                              1,346,500         337       1,018,641             --             --             --

     Stock compensation                                 --          --              --         56,942             --         56,942

     Common Stock options canceled                      --     (92,812)         92,812             --             --

     Dividend attributable to beneficial
       conversion feature of convertible
       preferred stock                                  --          --              --             --       (876,197)            --

     Preferred Stock dividends                          --          --              --             --             --       (305,905)

     Net Loss                                           --          --              --             --     (2,105,748)    (2,105,748)
                                                 ----------------------------------------------------------------------------------
Balance at June 30, 1999                         6,947,045   $   1,737    $ 25,644,296   $    (57,246)  $(38,289,774)  $ (4,991,252)
                                                 ==================================================================================

See accompanying notes

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended June 30,
                                                                               -----------------------------
Operating activities                                                               1999             1998
                                                                               -----------       -----------
Net loss                                                                       $(2,105,748)      $(2,241,274)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation expense                                                           138,455           817,928
    Amortization expense                                                            25,535            39,543
    Amortization of discount on notes payable                                      108,000            97,600
    Bad debt expense                                                                53,691                --
    Loss on disposal of equipment                                                       --            22,857
    Extraordinary item                                                                  --        (6,425,004)
    Write-off of impaired inventory                                                 80,180
    Write-down of property, plant and equipment                                         --         4,913,422
    Stock compensation expense                                                      56,942           174,519
    Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                100,949          (112,765)
         Decrease in inventories                                                   102,853            54,998
         (Increase) decrease in prepaid expenses and other current assets          (62,105)           93,929
         (Increase) decrease in other assets                                           850           (57,016)
         Decrease in deferred revenue                                                   --          (491,944)
         (Decrease) increase in accounts payable, reserve for
           disposal and other accrued expenses                                     473,250          (968,423)
                                                                               -----------       -----------
Net cash used in operating activities                                           (1,027,148)       (4,081,630)

Investing activities
Capital expenditures                                                               (87,321)         (372,572)
Proceeds from disposals of equipment                                                 1,211             3,590
                                                                               -----------       -----------
Net cash used in  investing activities                                             (86,110)         (368,982)

Financing activities
Issuance of notes payable                                                        1,062,778         1,110,000
Payment of notes payable                                                           (22,778)         (500,000)
Decrease in restricted assets                                                           --           675,285
Principal payments on long-term debt                                                (9,759)       (2,142,476)
Principal payments under capital lease obligations                                 (24,512)          (35,709)
Issuance of series A preferred stock, net of offering costs                             --         5,186,903
                                                                               -----------       -----------
Net cash provided by  financing activities                                       1,005,729         4,294,003
                                                                               -----------       -----------

Decrease in cash and cash equivalents                                             (107,529)         (156,609)
Cash and cash equivalents at beginning of period                                   168,483           325,092
                                                                               -----------       -----------
Cash and cash equivalents at end of period                                     $    60,954       $   168,483
                                                                               ===========       ===========

See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                  Year ended June 30,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              ----------      ----------
Supplemental disclosure of cash flow information
Interest paid                                                                 $   74,297      $  528,875
                                                                              ==========      ==========

Supplemental disclosure of non cash transactions
Issuance of warrants in connection with bridge notes                                  --          76,000

Issuance of warrants in connection with line of credit                                --         129,600

Preferred stock converted into common stock                                    1,018,978          60,800

Discount on stock options granted to employees and directors                          --         205,150

Compensation charged for modification in exercise price of
 director stock options                                                               --          60,000

Amortization of discount on series A preferred stock                             876,197       3,032,318

Reclassification of property, plant and equipment held for sale to
  property, plant and equipment                                                1,000,000              --

Reclassification of property, plant and equipment to property, plant and
equipment held for sale                                                               --       1,000,000

Dividends accrued on Series A Preferred Stock                                    305,905              --

See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

1. Organization

Conversion Technologies International, Inc. (the "Company") is engaged in the business of manufacturing and processing various substrates and advanced materials. These substrates and materials include (i) decorative particles that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring; and (ii) performance aggregates which can be used as structural and textural enhancers, fillers and additives and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring and glass and ceramic materials. The Company was also engaged in the business of recycling cathode ray tube ("CRT") glass produced in the manufacture of televisions for resale to such manufactures and others and manufacturing and processing industrial abrasives which can be used for surface cleaning and surface preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment in loose grain blasting operations.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money. On September 24, 1999(see Note 11), the Company sold in a Private Placement 4,802,967 shares of Series B Convertible Preferred Stock for which the Company accepted $1,115,000 in cash and the cancellation of $1,767,000 of debt including accrued interest. From the cash proceeds, $600,000 was paid to Empire State Development Corporation ("ESDC") in full satisfactions of loans with principal balances of $1,220,980. This conversion and pay-off of debt totaling $2,987,980 of the Company's total debt of $4,164,496 will significantly reduce interest expense which was approximately $477,000 for the year ended June 30, 1999. In September 1999, the Company leased a portion of its vacant Dunkirk plant and is exploring various alternatives for the use of the remaining portion of the plant to generate additional revenues. Also in September 1999 the Company entered into a distribution agreement with a major building products supplier for the sale and distribution of decorative particles for the pool industry which could significantly increase that business.

Although management believes that as a result of the above Private Placement that occured subsequent to year end and if all of the foregoing courses of action are achieved, it would allow the Company to continue as a going concern for the next year, there are no assurances that management will be successful in implementing all of these plans and eliminating the substantial doubt as to its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Conversion Technologies International, Inc. and its wholly-owned subsidiaries, Dunkirk International Glass and Ceramics Corporation ("Dunkirk") and Advanced Particle Technologies, Inc. (APT). Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

With respect to revenue from product sales, including products created from processed waste materials, revenue is recognized only upon shipment of products to customers. The Company in fiscal 1998 derived most of its revenue from fees charged to accept waste materials and from the sale of its products. With respect to revenue from fees charged to accept waste materials, the Company initially recorded the fees it received for accepting waste materials for processing as deferred revenue. After the materials had been processed into finished goods inventory or sold after preliminary processing, the deferred revenue was recognized as fee revenue based upon the amount of finished goods inventory produced (by tonnage), valued at the fee charged for accepting the waste material.

For the year ended June 30, 1999, 57.9% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $382,622 and $265,792, which represents 34.2% and 23.7% of total revenue, respectively.

For the year ended June 30, 1998, 69.0% of the Company's revenue was derived from three major customers. Revenue generated from each of those customers amounted to $893,747, $219,958 and $196,431, which represents 47.1%, 11.6% and
10.3% of total revenue, respectively.

Reserve for Disposal

Dunkirk, a wholly-owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the unprocessed waste materials on hand in the event the conversion processes being developed were not successful. To date, the Company has disposed of 2,357 tons of the waste materials, which it had not been able to process, of which 1,137 tons were disposed of during the year ended June 30, 1998 and 1,220 tons were disposed of during the year ended June 30, 1999. The amount of unprocessed waste materials on hand was 843 tons at June 30, 1999 and 2,035 tons at June 30, 1998. From July 1, 1997 to June 30, 1998, the Company decreased the reserve by approximately $198,000, from $713,000 to $515,000. From July 1, 1998 to June 30, 1999, the

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Company reduced the reserve by approximately $214,000 from $515,000 to $301,000. The decreases in the reserve, which resulted from reductions in the quantities of unprocessed waste materials on hand, have been credited against operations. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                                          June 30,
                                                  1999               1998
                                                  ----               ----
      Raw Materials                            $ 35,562           $125,409
      Work-in-process                            20,707            147,291
      Finished goods                            226,760            193,362
                                               --------           --------
                                               $283,029           $466,062
                                               ========           ========

Impairments

Assets are evaluated for impairment when events change or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

                                                   June 30,
                                            1999              1998
                                            ----              ----
Private placement expenses                $ 98,561          $     --
Prepaid insurance, real estate
taxes and other expenses                    39,779            53,605
Other                                       18,361            40,991
                                          --------          --------
                                          $156,701          $ 94,596
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

               Buildings and Improvements      5 to 31 1/2 years
               Machinery and Equipment         2 to 10 years

In October of 1998, the Company ceased operations at the Dunkirk plant and decided to dispose of all the property, plant and equipment at that facility and was actively searching for a buyer. In the fourth quarter of 1998, pursuant to FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company had adjusted those assets to their estimated net realizable value. This resulted in a write down of land and building and improvements during fiscal 1998 of approximately $716,000 to $750,000 and machinery and equipment of approximately $4,197,000 to $250,000 resulting in a combined estimated disposal value of $1,000,000, which had been classified as held for sale on the accompanying consolidated balance sheet at June 30, 1998.

On September 17, 1999 the Company leased a portion of the Dunkirk plant and is currently exploring various alternatives for the use of the remaining portion. Also the Company is planning to sell a minor portion of the equipment that it does not anticipate will be used in planned future operations of the facility. As a result of the Company abandoning its plans to dispose of the facility and its plans to resume operations, the remaining carrying value of land; $75,000, building and improvements; $675,000 and machinery and equipment of $206,588 were classified as property, plant and equipment at June 30, 1999. Since the above assets were idle, no depreciation was provided for during fiscal 1999.

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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Accrued Expenses

Accrued expenses consisted of the following:

                                                                 June 30,
                                                            1999          1998
                                                          ----------------------
            Accrued interest                              $477,075      $182,353
            Accrued dividends                              305,905            --
            Accrued payroll taxes and employee benefits     65,919        72,420
            Accrued audit and tax fees                      66,000        66,000
            Accrued salaries and wages                      25,794        44,482
            Accrued royalties                               36,319        11,372
            Accrued other                                   17,547        17,536
                                                          --------      --------
                                                          $994,559      $394,163
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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Extraordinary Items

In September 1997, the holders of Dunkirk's $8,000,000 Chautauqua County Industrial Development Agency Solid Waste Disposal Facility Bonds (the "IDA Bonds") retired the IDA Bonds in exchange for a cash payment of $1,620,000 and the balance of the related debt service reserve fund of $194,000. The cash payment was made utilizing proceeds from the private placement discussed in Note 7 below. The Company also wrote off approximately $324,000 of deferred financing costs relating to such debt. This forgiveness resulted in a net pretax gain to the Company of approximately $5,862,000, which is reported as an Extraordinary Item for the year ended June 30, 1998.

In December 1997, the Empire State Development Corporation / JDA (the "ESDC"), which had previously assumed approximately $1,888,000 of debt plus accrued interest of approximately $82,000 owed by Dunkirk to Key Bank of New York ("Key Bank"), granted the Company a debt forgiveness of $500,000. Also, the balance of the related debt service reserve fund of approximately $459,000 was applied against the outstanding principal and accrued interest. ESDC has also agreed to defer all interest payments due under the loan through July 1, 1998 and to defer all principal payments due under the loan through January 1, 1999 with interest continuing to accrue on such deferred amounts payable monthly beginning July 1998 through December 2001. This forgiveness resulted in a net pretax gain to the Company of approximately $221,000 ($0.05 per share), which is reported as an Extraordinary Item for the year ended June 30, 1998.

During fiscal 1998, the Company also negotiated various settlements with certain of its vendors. These settlements resulted in the vendors forgiving approximately $292,000 in accounts payable which resulted in a pretax gain to the Company of the same amount that is reported as an Extraordinary Item for the year ended June 30, 1998.

To the extent that Dunkirk is deemed to be insolvent immediately prior to any of these debt forgiveness by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize taxable income from such forgiveness; however, certain of Dunkirk's tax attributes (such as net operating loss carry forwards ("NOLs") would be subject to reduction and would not be available to offset future income from operations, if any. For this purpose, the amount of insolvency is defined to be the excess of Dunkirk's liabilities over the fair value of its assets. An independent appraisal of the fair value of Dunkirk's assets has not been completed at this time to determine Dunkirk's solvency; however, the Company believes that Dunkirk was insolvent at the time of forgiveness, and accordingly has not recorded a tax provision on the Extraordinary Item. If Dunkirk is deemed to be solvent immediately prior to the time of the forgiveness, the Company will recognize taxable income for the debt forgiveness in its tax year ending June 30, 1998. The amount of such income may be offset by NOLs, subject to possible limitations as discussed in Note 8. Even if sufficient NOLs were available to offset such taxable income after such limitations, the Company may be subject to alternative minimum tax.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share

Basic net loss per common share is based on the net loss attributable to common stockholders for the year, divided by the weighted average number of common shares outstanding during the year (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering). Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 1,054,817 stock options, 29,376,661 warrants and 10,916,600 shares underlying the Series A Preferred Stock, after giving effect to the reset of the conversion price of the Series A Preferred Stock (see Note 7) and any shares issued upon the conversion of the amounts borrowed plus interest under the Line of Credit and interim financing (see Note 4) which, subsequent to year end, were converted into Series B Convertible Preferred Stock (see Note 11).

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 1999. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for periods beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Debt

Long-term debt consists of the following obligations as of June 30, 1999 and 1998:

                                                                                                 June 30,
                                                                                          1999            1998
                                                                                          ----            ----
    Company - Notes payable under a Senior Secured Line of Credit
      Agreement and the interim financing agreement dated February 22, 1999 with two stockholders which were converted subsequent to year end into
      Series B Convertible Preferred Stock (see Notes 4 and 11)                        $1,425,000      $  502,000

    Company - Portion of note payable to the Acting President and Chief
      Executive Officer which was converted subsequent to year end into
      Series B Convertible  Preferred Stock (see Notes 4 and 11)                          103,085              --

    Dunkirk-Chautauqua Region Industrial Development Corporation
      (CRIDA) mortgage note collateralized by a mortgage on real property, payable interest only through December 1, 1998 and beginning January
      1, 1999 in monthly installments of $4,880 including interest at a variable rate (6% at June 30, 1999) through October 1, 2004. Repayment is
      guaranteed by the Company                                                           287,648         287,648

    Dunkirk-Term loan with the New York State Job Development Authority (JDA)
      payable interest only through December 1, 1998 and beginning January 1,
      1999 in monthly installments of $29,308 including principal and interest at the prime rate (7.75% at June 30, 1999) through December 27, 2001. A portion of this loan was paid off and the
      remaining balance forgiven subsequent to year end (see Note 11)                   1,183,110       1,183,110

    Dunkirk- Subordinated mortgage note collateralized by a mortgage on real property, payable in monthly installments of $4,956 including interest
      at 10% through January 21, 2004                                                     253,638         256,457

    Dunkirk-Chautauqua County Industrial Development Agency (CCIDA) subordinated note payable in monthly payments of $1,485 including interest at 7% and was due June 1, 1999. The note contains various restrictive covenants, is guaranteed by the former Dunkirk president and is collateralized by a subordinated security interest in certain machinery
      and equipment                                                                        12,984          17,163

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Debt (continued)

                                                                          June 30
                                                                      1999        1998
                                                                      ----        ----
    Dunkirk-Southern Tier Enterprise Development
       Organization (STEDO) subordinated note payable in
        monthly payments of $1,169 including interest at
        8% through July 1, 2002. The note contains various
        restrictive covenants, is guaranteed by the former
        Dunkirk president and is collateralized by a
        subordinated security interest in certain equipment          35,457      38,218

    Dunkirk-New York Job Development Authority (Al Tech)
       subordinated note payable interest only through
       December 1, 1998 and beginning January 1, 1999 in
       monthly payments of $4,296 including interest at 5%
       through September 1, 1999. The note contains various
       restrictive covenants, is guaranteed by the Company and
       by the former Dunkirk president and is collateralized by
       a subordinated security interest in certain equipment         37,870      37,870

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Debt (continued)

                                                                                                    June 30
                                                                                              1999            1998
                                                                                              ----            ----
    Dunkirk-Subordinated unsecured debt from various electronic companies; 0I-NEG TV
      Products, Inc. (Techneglas), Thomson Consumer Electronics, Sanyo
      Manufacturing Corp., Toshiba Display Devices and Hitachi Electronic Devices
      (USA), begin with quarterly payments of interest only at prime plus 2%
      (9.75% at June 30, 1999) through a range of dates ending January 1, 1999
      Beginning between March 31, 1998 and April 1, 1999 and going through a range of dates with the final subordinate debt issue ending January 1, 2004 quarterly installments of principal plus interest at prime plus 2% are payable. The first five quarterly interest payments for a portion of the debt has been converted by the Company into subordinated notes ($43,789 converted at June 30, 1999) payable in quarterly payments of interest only at 8% for nineteen quarters and the principal amount plus interest being due between April 1, 1999 through April
      1, 2000                                                                                703,789         703,789
                                                                                          ----------      ----------

    Total Debt                                                                             4,042,581       3,026,255

    Less Current Maturities                                                                2,514,496       2,524,255
                                                                                          ----------      ----------

                                                                                          $1,528,085      $  502,000
                                                                                          ==========      ==========

The Company has agreed to indemnify and hold harmless the former Dunkirk president with respect to guarantees made by him for obligations of Dunkirk. In addition, the Company has agreed to use its reasonable efforts to cause the release of such guarantees. At June 30, 1999 and 1998, the Company was in violation of certain loan covenants and was in default in payment of principal and interest, related to the above debt, and as a result all of the above Dunkirk debt has been classified as a current liability at June 30, 1999 and 1998. The above Company notes payable which were converted subsequent to year end into Series B Convertible Preferred Stock have been classified as long term debt at June 30, 1999 and 1998.

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

On May 8, 1998, the Company entered into a Senior Secured Line of Credit Agreement (the "Credit Agreement") with two significant stockholders of the Company. The Credit Agreement provided for a line of credit (the "Line of Credit") of up to $1,200,000 pursuant to which the Company could draw down up to $300,000 per month, although draw downs beyond the initial $300,000 draw would be at the discretion of the lenders. The Line of Credit is secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the Line of Credit accrue interest at an annual rate of 12%. As of December 15, 1998, the Line of Credit was amended to increase the amount available thereunder by $90,000. The Line of Credit, as amended, matures on the earlier of September 1, 1999 or the completion of any financing of at least $2,790,000. At June 30, 1998, the Company had borrowed $610,000 under the Credit Agreement and as of January 13, 1999 had borrowed the full $1,290,000 that was available.

The Credit Agreement contains customary covenants and default provisions. In addition, upon an Event of Default (as defined in the Credit Agreement), but only after a 60-day cure period, the lenders were entitled to appoint a majority of the Board of Directors. In addition, upon an Event of Default, but only after a 90-day cure period, the lenders could convert any outstanding principal amount plus interest, into shares of Common Stock of the Company at the then fair market value of the Common Stock.

In addition, the Company issued to the lenders warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 (the closing price of the Common Stock on the date of issuance after adjustment for the reset of the conversion price of the Series A Preferred Stock described in
Note 7.), subject to vesting. Of such warrants, warrants to purchase 29,850 shares of Common Stock vested with respect to each $100,000 (or ratable portion thereof) that was drawn under the Credit Agreement. These Common Stock warrants were valued at $129,600 in accordance with the provisions of FAS 123 and this amount was recorded as debt discount during fiscal 1998. This has resulted in an effective interest rate of approximately 20% and 29% on the Line of Credit at June 30, 1999 and 1998, respectively. The Line of Credit included an unamortized debt discount of $108,000 at June 30, 1998 which was fully amortized in fiscal 1999..

On February 22, 1999, the same two significant stockholders of the Company agreed to provide interim financing to the Company in the amount of up to $150,000 of which $135,000 was borrowed at June 30, 1999 and the balance subsequent to year end. In consideration for the interim financing, the Company

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Notes Payable (continued)

agreed that in the event that the Company was unable to obtain additional financing of at least $1,500,000 by April 1, 1999, the lenders had the right to, in exchange for their right to repayment of the interim financing, convert any outstanding principal amount plus interest, into either (i) shares of Common Stock of the Company at the then fair market value of the Common Stock or (ii) shares of APT equal to 10% of the issued and outstanding shares of the Common Stock of APT. The lendors also agreed to subordinate their notes to February 23, 1999 and June 26, 1999 notes totaling $225,000 discussed below. In further consideration for the interim financing, the Company agreed to amend the Credit Agreement in order to allow the lenders to have the option to exchange their full right to payment for 90% of the issued and outstanding shares of APT.

During the period from September 1998 to February 1999, the acting President and Chief Executive Officer of the Company, provided loans to the Company or did not receive accrued compensation aggregating $190,000, which loans are represented by a promissary note dated February 23, 1999. The loans accrue interest at the rate of 12% per year and are due upon demand but in no event later than September 1, 1999.

At June 30, 1999 and 1998 the amounts borrowed under the Credit Agreement and the interim financing and $103,085 of the promissory note dated February 23, 1999 which were converted subsequent to June 30, 1999 into Series B Convertible Preferred Stock have been classified as long term debt(see Notes 4 and 11).

On June 26, 1999, a director of the Company, loaned the Company $35,000 which accrues interest at the rate of 12% per year and is due upon demand but not later than September 1, 1999.

5. Restricted Assets

Dunkirk had a debt service reserve fund equivalent to 10% of the solid waste disposal facility bonds plus interest which was required to be deposited in escrow. In September 1997, the balance of the debt service reserve fund of approximately $424,000 was used to retire the bonds (see Note 2), including $230,000 of accrued interest on the bonds.

Dunkirk also had an additional debt service reserve fund deposited in escrow as required by the ESDC. In December 1997, the balance of the debt service reserve fund of approximately $459,000 was applied against the outstanding principal and accrued interest due on the related debt (see Note 2).

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies

Litigation

July 1999 an insurance company filed a complaint for premiums alleged to be owing under certain insurance policies for approximately $56,000 and the Company has filed a motion to dismiss the action.

In addition to the above matters and in the normal course of conducting its business, the Company is involved in various other litigation. The Company is not a party to any litigation or governmental proceeding which its management believes could result in any judgments or fines against it that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

Lease Agreements

The Company has entered into capital leases for machinery and equipment that may be purchased on expiration of the leases on various dates through 2000. The net asset value of property under capitalized leases, included in property, plant and equipment, is as follows:

                                                                June 30,
                                                        1999               1998
                                                        ----               ----
Machinery and equipment                               $353,545          $353,545
Less accumulated amortization                          344,394           321,039
                                                      --------          --------
                                                      $  9,151          $ 32,506
                                                      ========          ========

Lease amortization of $23,355 and $31,714 for the years ended June 30, 1999 and 1998, respectively, is included in cost of goods sold.

Future minimum lease payments required under operating leases together with the present value of the net minimum lease payments for capitalized leases as of June 30, 1999 are as follows:

                                                       Capitalized    Operating
                                                          Leases       Leases
                                                          ------       ------

      June 30,
      2000                                               $ 14,986     $125,349
      2001                                                     --        4,011
      2002                                                     --        1,337
                                                         ---------------------
      Total net minimum lease payments                     14,986     $130,697
                                                                      ========
      Less amount representing interest                       298
                                                         --------
      Present value of net minimum lease payments        $ 14,688
                                                         ========

Total rent expense of the Company for the periods ended June 30, 1999 and 1998 was $206,995 and $238,372, respectively.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

The Company entered into a Consulting Agreement with the Acting President to assist the Company in strategic planning, business development, investor relations, fund raising and such other activities as shall be reasonably requested by the Board. Fees will accrue under the Agreement at $10,000 per month until its expiration in August 2000.

7. Capital Stock

In connection with the Company's May 16, 1996 initial public offering, 740,559 shares of the Company's Common Stock and options to purchase 71,923 shares of Common Stock (the "Escrow Securities") were deposited into escrow by the holders thereof. The Escrow Securities will only be released from escrow when the Company attains certain earnings levels or the market price of the Company's Common Stock achieves certain levels. These Escrow Securities are subject to cancellation if such conditions are not achieved by June 30, 2000. In the event that the Escrow Securities are released from escrow to the stockholders of the Company who are officers, directors, employees or consultants of the Company, compensation expense will be recorded for financial reporting purposes. This non-cash charge to earnings will be equal to the fair value of such securities on the date of their release.

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

The Series A Preferred Stock is convertible at a discount on various dates beginning April 10, 1998 through January 10, 1999. As a result, a Series A Preferred Stock dividend of $757,997 ($.11per Common Share) has been recorded for year ended June 30, 1999 and a dividend of $2,605,503 ($.54 per Common share) has been recorded for year ended June 30, 1998 for the difference between the discounted conversion price of the Series A Preferred Stock and the fair market value of the Company's Common Stock at the time of issuance. The Series A Preferred Stock also contains a reset provision under which the conversion price in effect immediately prior to the date that is 12 months after the final closing date of the issuance and sale of the Series A Preferred Stock (the "Reset Date") shall be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the twenty (20) consecutive trading days

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Capital Stock (continued)

immediately preceding the Reset Date is less than 135% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the conversion price shall be reduced to be equal to the greater of (A) the 12-month trading price divided by 1.35, or (B) 50% of the then applicable conversion price. As a result of this reset feature, a Series A Preferred Stock dividend of $118,200 ($.02 per Common Share) has been recorded for the year ended June 30, 1999 and a dividend of $426,816 ($.09 per Common share) has been recorded for the year ended June 30, 1998 for the difference between the discounted conversion price as reset and the fair market value of the Company's Common Stock at the time of issuance. This reset feature resulted in the conversion price of the Series A Preferred Stock being adjusted to $0.50 per share of Common Stock on December 8, 1998.

Pursuant to the terms of the private placement agreement, the Company was required to register the shares of Common Stock underlying the Series A Preferred Stock within 90 days of the final closing of the private placement. Those shares of Common Stock were not registered within 90 days of the final closing, and accordingly, the Company issued an additional 66,360 shares of Series A Preferred Stock (convertible into 1,327,200 shares of Common Stock) to the purchasers of the private placement on April 10, 1998. These shares were valued at $663,600 (the fair value of the Series A Preferred Stock) and were recorded in selling, general and administrative expenses in fiscal 1998. As of June 30, 1999, the holders of the Series A Preferred Stock had converted 73,530 shares of Series A Preferred Stock into 1,407,300 shares of Common Stock.

At June 30, 1999, the Company had the following Common Stock purchase warrants outstanding after giving effect to anti dilution provisions of the warrant agreements and adjusted as a result of the reset of the conversion price of the Series A Preferred Stock described above:

                             Number of
                        Underlying Shares      Exercise Price       Expiration Date

      Class A Warrants          9,200,462            $2.95       May 16 & June 7, 2001
      Class B Warrants          7,008,058            $3.93       May 16 & June 7, 2001
      Lenders' Warrants           198,863            $0.66       July 21, 2002
           (see Note 4)
      Lenders' Warrants           385,075            $0.67       May 8, 2003
           (see Note 4)
      Others                      319,204        $4.40-$5.28     May 5, 2000-May 5, 2005
                               ----------
                               17,111,662
                               ==========

At June 30, 1999, all of the warrants were exercisable. Upon exercise of the Class A Warrants, the purchaser receives one share of Common Stock and one new Class B Warrant.

In addition to the warrants listed above and in connection with the initial public offering, the Company sold for a nominal fee on May 16, 1996 to the Underwriter the option to purchase up to 306,700 shares of Common Stock at an exercise price of $6.16 and/or 608,204 Class A Warrants at an exercise price of $.07

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Capital Stock (continued)

and/or 609,229 Class B Warrants at an exercise price of $.07, all of which expire on May 16, 2001. After purchase the Class A Warrants will be exercisable at a price of $2.95 per share of Common Stock and the Class B Warrants will be exercisable at a price of $3.93 per share of Common Stock, subject to adjustment to protect against dilution.

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

The following table summarizes the activity in options under the Employee and Non-Employee Plans:

                                                                Weighted Average
                                             Number of Shares    Exercise Price
      Employee Plan Options
      Outstanding at July 1, 1997                 169,080             4.40
        Granted at market value                   272,500              .78
        Granted below market value                 20,000             1.38
        Canceled                                  (41,946)            4.40
                                                  -------
        Outstanding at June 30, 1998              419,634             1.91
        Granted above market value                 25,000              .03
        Canceled                                 (184,435)            1.90
                                                  -------
        Outstanding at June 30, 1999              260,199             1.73
                                                  =======

      Non-Employee Plan Options
      Outstanding at July 1, 1997                  58,330             3.32
        Granted at market value                   135,000              .94
        Canceled                                  (25,412)            3.41
                                                  -------
      Outstanding at June 30, 1998
      and June 30, 1999                           167,918             1.08
                                                  =======

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Capital Stock (continued)

                                   Options Outstanding       Options Exercisable
                                     at June 30, 1999         at June 30, 1999
                                  ----------------------------------------------
                                              Weighted
                                  Weighted     Average                  Weighted
                                   Average    Remaining                  Average
                       Number     Exercise   Contractual     Number     Exercise
          Range       of Shares    Price     Life (Years)   of Shares    Price
      --------------------------------------------------------------------------
      $0.03-$0.781     306,580     $0.720        7.1         159,912     $0.664
      $1.375-$1.875     40,000     $1.625        6.6          40,000     $1.625
      $3.125-$5.00      81,537     $4.245        4.1          74,034     $4.229
                       -------                               -------
      TOTAL            428,117     $1.476        6.5         273,946     $1.767
                       =======                               =======

Of the total options outstanding under the plans, 273,946 and 198,123 were exercisable at June 30, 1999 and 1998, respectively.

Effective as of August 26, 1996 ("Effective Date"), the Company approved and adopted the 1996 Long- Term Employee Incentive Plan (the "Plan"). Under the Plan, payment of awards may be in cash or the Common Stock of the Company or a combination of both, at the option of the Company. The maximum number of shares of the Company's Common Stock available for awards under the Plan is 800,000, subject to adjustments as provided in the Plan. The Plan will terminate without further action of the board of directors on the tenth anniversary of the Effective Date. In October 1996, the Company issued a total of 90,000 shares (at par value and, accordingly, compensation expense was recognized) to two former officers of the Company under the Plan which shares vested on January 1, 1998. Effective in July 1997, the Company issued a total of 600,000 options at an exercise price of $1.375 to two officers of the Company which vest 20% at date of grant and 20% for each of the next four years. On January 27, 1998, the Company reduced the exercise price of these options to $0.78 and granted a total of 10,000 options at an exercise price of $0.78 to two other officers of the Company which vest one-third on each of the first three anniversaries of the date of grant. In October 1998, options for a total of 305,000 shares were canceled upon the resignation of two officers of the Company. All options granted under the Plan expire on the seventh anniversary of the dates of grant.

On January 27, 1998, the Company granted non-qualified options to purchase 15,000 shares of its Common Stock at an exercise price of $0.78 per share to a former director which were vested at the date of grant and expire on the tenth anniversary of the date of grant. These options are not part of the Employee Plan, Non- Employee Plan or the 1996 Long-Term Employee Incentive Plan.

The Company recorded $265,150 in compensation costs during fiscal 1998 in connection with the issuance of non-employee plan options, employee plan options issued below market and the

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Capital Stock (continued)

modification of option terms, $207,000 and 57,246 of this amount is included in unearned stock compensation at June 30, 1998 and 1999..

At June 30, 1999, the Company has reserved 1,414,392 shares of Common Stock for the exercise of all options granted.

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

Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair market value based on the method prescribed in FAS 123. The Company estimates the fair value of each stock option at the date of grant by using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, an expected life of 7.0 years for fiscal 1998 and 10.0 years for fiscal 1999, expected volatility of 55% for fiscal 1998 and 411% for fiscal 1999, and a risk- free interest rate of 6% for fiscal 1998 and 5.4% for fiscal 1999.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted 1999 and 1998 is amortized to expense over the options' vesting period. The weighted-average fair value of options granted during fiscal years 1999 and 1998 were $0.00 and $0.85, respectively. The Company's pro forma information follows:

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Capital Stock (continued)

                                               1999                1998
                                          --------------------------------

      Pro Forma net loss                  $  (3,238,652)     $  (5,640,041)
      Pro Forma loss per common share     $       (0.63)     $       (1.17)

8. Income Taxes

There was no income tax expense/benefit for the Company for the years ended June 30, 1999 and 1998.

Following is a reconciliation of the expected income tax benefit to the amount based on the U.S. statutory rate of 34% for the years ended June 30, 1999 and 1998:

                                                        For the year ended June 30,
                                                           1999            1998
                                                           ----            ----
      Income tax benefit based on U.S. statutory rate    $(854,392)     $(890,712)
      Current year addition to the valuation allowance     854,392        890,712
                                                         ------------------------
      Provision for income taxes                         $      --      $      --
                                                         ========================

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            June 30,
                                                      1999              1998
                                                 ------------------------------
      Deferred tax assets:
          Reserve for disposal                   $    120,400      $    206,000
          Start-up costs                                8,977            87,661
          Property, plant and equipment             1,816,613         2,400,544
          Allowance for doubtful accounts              27,258             7,200
          Accruals                                    177,180           166,620
          Stock options and warrants                  120,476            57,500
          Net operating loss carryforward           9,821,435          8312,424
                                                 ------------------------------
      Total deferred tax assets                    12,092,339        11,237,949

      Valuation allowances                        (12,092,339)      (11,237,949)
                                                 ------------------------------
      Net deferred tax assets                    $         --      $         --
                                                 ==============================

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes (continued)

The Company's valuation allowance increased by approximately $854,000 for the year ended June 30,1999 which represents the effect of changes to the temporary differences and net operating losses. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

At June 30,1999, the Company has approximately $24 million of net operating loss carry forwards, which expire between 2006 and 2019. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carry forwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and current shifts in ownership (the Series A Preferred Stock Offering), the Company's ability to utilize its net operating loss carry forwards could be severely limited.

9. Employee Benefit Plan

The Company established a 401(K) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements effective August 1, 1998. The Company's contribution to the plan is determined by the Board of Directors and is limited to a maximum of 100% of the employee's contribution and 6% of the Employee's compensation. Contributions made to the plan for the fiscal year ended June 30, 1999 were $18,913, no contributions were made for the fiscal year ended June 30, 1998

10. Industry Segments

The Company's operations are classified into two business segments; decorative particles and performance aggregates ("particles") and industrial abrasives and recycling cathode ray tube glass ("abrasives and CRT").

The particle segment manufacturers, processes and markets decorate particles that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring and performance aggregates which can be used as structural and textural enhancers, fillers and additives, and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring, and glass and ceramic materials.

The abrasives and CRT segment manufactures, processes and markets industrial abrasives which can be used for surface cleaning and preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment. During the two years ended June 30, 1999, the Company continued to shift its focus away from industrial abrasives in favor of decorative particles and performance aggregates due to the increased costs of production for industrial abrasives relative to their market sales price. The Company was also engaged in recycling CRT glass produced in the manufacture of televisions for resale to television manufacturers and others. In March 1998 the Company agreed to subcontract its recycling operations which has resulted in a decrease in CRT revenues in calendar 1998 and no revenue in 1999.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows revenues and operating income (loss) and other financial information by segment as of and for the years ended June 30, 1999 and 1998:

                                                       1999             1998
                                                   ----------------------------

      Revenue

         Particles                                 $   916,441      $   286,265

         Abrasives and CRT                             203,041        1,611,715
                                                   ----------------------------
                                                   $ 1,119,482      $ 1,897,980
                                                   ============================

      Operating Income (Loss)

         Particles                                 $  (574,803)     $  (733,650)

         Abrasives and CRT                              30,618       (5,363,986)

         Corporate Expenses                         (1,093,336)      (2,344,709)
                                                   ----------------------------
                                                   $(1,637,521)     $(8,442,345)
                                                   ============================

      Depreciation and Amortization

         Particles                                 $   129,805      $    99,454

         Abrasives and CRT                              22,199          750,149

         Corporate Expenses                             11,986            7,868
                                                   ----------------------------
                                                   $   163,990      $   857,471
                                                   ============================
      Interest Income

         Particles                                 $        --      $        --

         Abrasives and CRT                                 939           39,578

         Corporate Expenses                              2,611           42,738
                                                   ----------------------------
                                                   $     3,550      $    82,316
                                                   ============================

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

   Particles                                               $      772     $       --

   Abrasives and CRT                                          207,998        436,600

   Corporate                                                  268,249        115,700
                                                           -------------------------
                                                           $  477,019     $  552,300
                                                           =========================

Write Down of Property Plant & Equipment Held for Sale

         Particles                                         $       --     $       --

         Abrasives and CRT                                         --      4,913,422

         Corporate                                                 --             --
                                                           -------------------------
                                                           $       --     $4,913,422
                                                           =========================

Extraordinary Item - Gain on Debt Retirement

         Particles                                         $       --     $       --

         Abrasives and CRT                                         --      6,133,385

         Corporate                                                 --        291,619
                                                           -------------------------
                                                           $       --     $6,425,004
                                                           =========================

Identifiable Assets

   Particles                                               $  911,812     $  909,618

   Abrasives and CRT                                        1,144,203      1,646,888

   Corporate                                                  157,629        118,965
                                                           -------------------------
                                                           $2,213,644     $2,675,471
                                                           =========================

Capital Expenditures

   Particles                                               $   76,227     $  250,687

   Abrasives and CRT                                            4,269         41,863

   Corporate                                                    6,825         80,022
                                                           -------------------------
                                                           $   87,321     $  372,572
                                                           =========================

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Subsequent Events

In September 1999, the Company sold in a private placement 4,802,967 shares of Series B Convertible Preferred Stock with a par value of $.001 per share and a stated value of $0.60 per share. Each share of Series B Convertible Preferred Stock is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. Commencing twelve months from the closing of the private placement, the holders of the Series B Convertible Preferred Stock are entitled to receive dividends payable in cash or in Series B Convertible Preferred Stock at the option of the Company, at the rate of 10% per annum.

The Company accepted cash and the cancellation of debt as consideration for the sale of the Series B Convertible Preferred Stock. Of the total proceeds, $1,115,000 was in cash and $1,766,778 was in the form of cancellation of debt and accrued interest. Of the debt converted, $1,652,778 was from the two significant stockholders of the Company who converted all of the debt and accrued interest owed to them under the Credit Agreement and interim financing agreement. Also the Acting President and Chief Executive Officer converted $114,000 of the debt and accrued interest owed to him under the promissory note dated February 23, 1999. (See Notes 3 and 4)

The two significant stockholders have agreed to give the Company an option to repurchase their shares of Series B Convertible Preferred Stock at a rate per share of the equivalent Common Stock of $0.03 per share during the first year from the date of closing of the private placement, $0.04 per share during the second year from such date and $0.05 per share during the third year from such date

From the cash proceeds of the private placement, $600,000 was paid to Empire State Development Corporation in full satisfaction of the Dunkirk - Term loan with the New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk - New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. In addition $160,000 was paid to the Company's former legal counsel in settlement of an accrued liability of $197,689 for past due professional services. The forgiveness of debt will be reflected as an extraordinary gain in the Company's fiscal 2000 first quarter results

On September 24, 1999, the Company's Certificate of Incorporation was amended to increase the number of shares of Common Stock it is authorized to issue from 50 million to 200 million.

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

3.2**             Certificate of Designation of Series A Convertible Preferred
                  Stock

3.2.1             Certificate of Designation of Series B Convertible Preferred
                  Stock

3.3*              By-laws of the Company

3.4**** Certificate of Amendment to the Restated Certificate of Incorporation of the Company

3.5 Certificate of Merger of CTI Subsidiary Corp. With and Into the Company and Agreement and Plan of Merger between the Company and CTI Subsidiary Corp..

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

10.29**           Form of Placement Agent Warrant.

10.30** Form of Financial Advisory Services Agreement between the Company and Placement Agent.

10.31** Form of Warrant issued in connection with Senior Secured Line of Credit Agreement.

10.32** Letter from Empire State Development Corporation ("ESDC") to Dunkirk dated July 22, 1997 confirming its guarantee of the Key Bank Note

10.33** Letter from Key Bank to ESDC dated July 30, 1997 confirming that it will not exercise any remedies under the Key Bank Note and will execute documents to assign the Key Bank Note to ESDC

10.34*** Senior Secured Line of Credit Agreement dated as of May 8, 1998 by and among Aries Domestic Fund, L.P., The Aries Fund, Dunkirk, APT and the Company

10.34.1 Form of Senior Secured Notes issued to The Aries Master Fund aggregating $910,000 in principal amount.

10.34.2 Form of Senior Secured Notes issued to the Aries Domestic fund, L.P. aggregating $380,000 in principal amount.

10.35****         Security Agreement dated as of May 8, 1998 among the Company,
                  Dunkirk, APT and Paramount Capital Asset Management, Inc.

10.36****         Subsidiary Guarantee dated as of May 8, 1998 by Dunkirk and
                  APT in favor of The Aries Fund and Aries Domestic Fund, L.P.

10.37****         Promissory Note dated as of February 23, 1999 issued by the
                  Company in favor of Eckardt C. Beck

10.38****         Termination Agreement dated as of January 1, 1998 by and
                  between the Company and Jack D. Hays, Jr.

10.39****         Termination Agreement dated as of January 1, 1998 by and
                  between the Company and Richard H. Hughes

10.40****         Consulting Agreement dated December 22, 1998 by and between the Company and 4C Technologies, Inc.

10.41****         Amendment dated as of May 8, 1998 to the Technology Purchase
                  Agreement dated as of June 30, 1997 by and between APT and VANGKOE

10.42****         Termination Agreement dated as of May 8, 1998 by and between
                  APT and VANGKOE

10.43****         Materials Bill of Sale Agreement dated as of May 8, 1998 by and between the Company and VANGKOE

10.44****         Ceramaglass Trademark & Intellectual Property Agreement dated as of May 8, 1998 by and between the Company and VANGKOE

10.45****         Ceramaquartz Trademark & Intellectual Property Agreement dated
                  As of May 8, 1998 by and between the Company and VANGKOE

10.46****         Letter Agreement of the Company dated March 11, 1998 with
                  Dlubak

10.47****         Lease dated April 1, 1998 by and between 312 Industrial Park and the Company

10.48****         Lease dated April 1, 1998 by and between Willard Park Inc. and the Company

10.49****         Manufacturer Representative Agreement dated as of January 1,
                  1998 by and between the Company and Engineered Products Sales
                  Associates

10.50****         Manufacturer Representative Termination Agreement dated as of
                  January 1, 1998 by and between the Company and Engineered
                  Products Sales Associates

10.51 Form of Subscription Agreement between the Company and various Subscribers of the Series B Convertible Preferred Stock.

10.52.1 Form of Convertible Promissory Note issued by the Company in favor of The Aries Master Fund aggregating $109,500 in principal amount.

10.52.2 Form of Convertible Promissory Note issued by the Company in favor of the Aries Domestic Fund, L.P. aggregating $60,500 in principal amount.

10.53 Lease dated September 17, 1999 by and between Dunkirk International Glass & Ceramics Corp. And Red Wing Company, Inc..

11                Statement of Computation of Net Loss Per Share

21**              Subsidiaries of the Company

27                Financial Data Schedule for the year ended June 30, 1999

* Incorporated by reference to the exhibits to the Company's Registration Statement on form SB-2, Registration No. 333-00756.

** Incorporated by reference to the exhibits to the Company's Annual Report on form 10-KSB, fiscal 1997.

*** Incorporated by reference to the exhibits to the Company's Annual Report on form 10-QSB for the quarterly period ended March 31, 1998.

**** Incorporated by reference to the exhibits to the Company's Annual Report on form 10-KSB, fiscal 1998.

All other Exhibits filed herewith.