Form 10QSB
period 1999-09-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 1999-12-22
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                              Commission File No:
     September 30, 1999                                           000-28198

                                -----------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                                13-3754366
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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1999, the Issuer had outstanding 7,565,045 shares of Common Stock, 514,930 shares of Series A Convertible Preferred Stock, convertible into 10,298,600 shares of Common Stock, 4,802,967 shares of Series B Convertible Preferred Stock, convertible into 96,059,340 shares of Common Stock, Redeemable Class A Warrants exercisable for 9,808,666 shares of Common Stock and Redeemable Class B Warrants exercisable for 7,617,287 shares of Common Stock.

                 Transactional Small Business Disclosure Format

                                 Yes |_| No |X|

                                    Contents

                                                                            Page
                                                                             No.
                                                                             ---

Part I - Financial Information

   Consolidated Balance Sheets of Conversion Technologies International,
     Inc. and Subsidiaries as of September 30, 1999 and June 30, 1999.........3

   Consolidated Statements of Operations of Conversion Technologies
     International, Inc. and Subsidiaries for the three month periods ended September 30, 1999 and 1998........................................4

   Consolidated Statement of Stockholders' Deficiency of Conversion
      Technologies International, Inc. and Subsidiaries for the three month period ended September 30,1999....................................5

   Consolidated Statements of Cash Flows of Conversion Technologies
      International, Inc. and Subsidiaries for the three month periods ended September 30, 1999 and 1998.......................................6

   Notes to Consolidated Financial  Statements................................7

   Management's Discussion and Analysis of Financial Condition and Results
      of Operations..........................................................14

Part II - Other Information..................................................18

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                             September 30,     June 30,
                                                                                 1999            1999
                                                                             ------------    ------------
                                                                              (Unaudited)
                                     Assets
Cash and cash equivalents                                                    $     71,813    $     60,954
Note receivable                                                                   100,000              --
Accounts receivable, less allowance for doubtful accounts of $68,146
         at September 30, 1999 and June 30, 1999                                   77,886         104,350
Inventories                                                                       256,977         283,029
Prepaid expenses and other current assets                                         143,633         156,701
                                                                             ------------    ------------
Total current assets                                                              650,309         605,034

Property, plant and equipment:
         Land                                                                      75,000          75,000
         Building and improvements                                                675,000         675,000
         Machinery and equipment                                                1,022,053       1,022,053
                                                                             ------------    ------------
                                                                                1,772,053       1,772,053
         Less accumulated depreciation                                           (304,831)       (269,841)
                                                                             ------------    ------------
                                                                                1,467,222       1,502,212
Other assets, less accumulated amortization of $66,103
         and $123,346 at September 30, 1999 and June 30, 1999 respectively         78,878         106,398
                                                                             ------------    ------------
                                                                             $  2,196,409    $  2,213,644
                                                                             ============    ============

                    Liabilities and stockholders' deficiency
Notes payable                                                                $    180,015    $    121,915
Accounts payable                                                                1,336,831       1,495,153
Reserve for disposal                                                              285,000         301,000
Accrued expenses                                                                  793,503         994,559
Investment tax credit payable                                                     235,000         235,000
Current portion of capital lease obligations                                       11,147          14,688
Current portion of long-term debt                                               1,293,517       2,514,496
                                                                             ------------    ------------
Total current liabilities                                                       4,135,013       5,676,811

Long-term debt, less current portion                                                   --       1,528,085

Stockholders' deficiency
         Series A Convertible Preferred Stock, $.001 par value, authorized
         880,000 shares, issued and outstanding 514,930 and 545,830
         shares at September 30, 1999 and June 30, 1999 respectively                  515             546
         Series B Convertible Preferred Stock, $.001 par value, authorized
         6,000,000 shares, issued and outstanding 4,802,967 shares
         at September 30, 1999                                                      4,803              --
         Common Stock, $.00025 par value, authorized 200,000,000 and
         50,000,000 shares, issued and outstanding 7,565,045 and 6,947,045
         shares at September 30, 1999 and June 30, 1999 respectively                1,891           1,737
         Additional paid-in capital                                            35,948,813      33,353,485
         Unearned stock compensation                                              (51,309)        (57,246)

         Accumulated deficit                                                  (37,843,317)    (38,289,774)
                                                                             ------------    ------------
Total stockholders' deficiency                                                 (1,938,604)     (4,991,252)
                                                                             ------------    ------------
                                                                             $  2,196,409    $  2,213,644
                                                                             ============    ============

See Accompanying Notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                      For the three months ended
                                                            September 30,
                                                          1999          1998
                                                      -----------   -----------

Revenue
      Product sales                                   $   263,019   $   221,721
      Recycling fees                                           --        15,517
                                                      -----------   -----------
          Total revenues                                  263,019       237,238

Cost of goods sold                                        296,531       508,882
                                                      -----------   -----------

Gross loss on sales                                       (33,512)     (271,644)

Selling, general and administrative                       207,016       439,174
                                                      -----------   -----------

Loss from operations                                     (240,528)     (710,818)

Interest expense, net                                      92,391       105,282
                                                      -----------   -----------

Loss before extraordinary item                           (332,919)     (816,100)

Extraordinary item - Gain on debt retirement              779,376            --
                                                      -----------   -----------

Net income (loss)                                         446,457      (816,100)

Preferred stock dividends                                (111,682)     (600,926)
                                                      -----------   -----------

Net income (loss) applicable to Common Stock          $   334,775   $(1,417,026)
                                                      ===========   ===========

Basic Earnings Per Common Share:
Loss before extraordinary item                        $     (0.07)  $     (0.29)

Extraordinary item                                           0.12            --
                                                      -------------------------
Net income (loss) applicable to Common Stock          $      0.05   $     (0.29)
                                                      =========================

Weighted average number of common shares outstanding    6,426,312     4,860,339

See Accompanying Notes

                   Conversion Technologies International, Inc.
                                and Subsidiaries

               Consolidated Statement of Stockholders' Deficiency

                      Three Months Ended September 30, 1999

                                         Series A              Series B
                                      Preferred Stock       Preferred Stock         Common Stock
                                     -----------------    ------------------     ------------------   Additional    Unearned
                                       Number                Number                Number               Paid-In       Stock
                                     of Shares  Amount     of Shares  Amount     of Shares   Amount     Capital    ompensation
                                     -----------------------------------------------------------------------------------------
Balance at June 30, 1999              545,830    $546                            6,947,045   $1,737   $33,353,485   $(57,246)

   Series A Preferred Stock
   converted into Common Stock        (30,900)    (31)                             618,000      154          (123)

   Stock compensation                                                                                                  5,937

   Issuance of Series B Preferred
   Stock, net of issuance costs                            4,802,967  $4,803                            2,707,133

   Preferred Stock dividends                                                                             (111,682)

   Net Income
                                     -----------------------------------------------------------------------------------------

Balance at September 30, 1999         514,930    $515      4,802,967  $4,803     7,565,045   $1,891   $35,948,813   $(51,309)
                                     =========================================================================================

                                                      Total
                                     Accumulated   Stockholders
                                       Deficit      Deficiency
                                    ---------------------------
Balance at June 30, 1999            $(38,289,774)  $(4,991,252)

   Series A Preferred Stock
   converted into Common Stock                              --

   Stock compensation                                    5,937

   Issuance of Series B Preferred
   Stock, net of issuance costs                      2,711,936

   Preferred Stock dividends                          (111,682)

   Net Income                            446,457       446,457
                                    ---------------------------

Balance at September 30, 1999       $(37,843,317)  $(1,938,604)
                                    ===========================

See accompanying notes

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                           For the three months ended
                                                                                  September 30,
                                                                                 1999         1998
                                                                           --------------------------
Operating activities
Net income (loss)                                                            $  446,457     $(816,100)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
       Depreciation expense                                                      34,990        34,802
       Amortization expense                                                       6,213         6,384
       Amortization of discount on notes payable                                     --        32,400
       Extraordinary item                                                      (779,376)           --
       Stock compensation expense                                                 5,937        18,876
       Changes is operating assets and liabilities:
             Decrease in accounts receivable                                     26,464       124,943
             Decrease in inventories                                             26,052        32,931
             (Increase) in prepaid expenses and other current assets           (159,321)       (3,567)
             Increase (decrease) in accounts payable, reserve for disposal
                   and other accrued expenses                                  (101,116)       62,173
                                                                           --------------------------
Net cash used in operating activities                                          (493,700)     (507,158)

Investing activities
Issuance of notes receivable                                                   (100,000)           --
Capital expenditures                                                                 --       (34,733)
                                                                           --------------------------
Net cash used in investing activities                                          (100,000)      (34,733)

Financing activities
Issuance of notes payable                                                        93,100       530,000
Principal payments on long-term debt                                           (600,000)       (9,758)
Principal payments under capital lease obligations                               (3,541)       (7,150)
Issuance of Series B Preferred Stock                                          1,115,000            --
                                                                           --------------------------
Net cash provided by financing activities                                       604,559       513,092
                                                                           --------------------------

Increase (decrease) in cash and cash equivalents                                 10,859       (28,799)
Cash and cash equivalents at beginning of period                                 60,954       168,483
                                                                           --------------------------
Cash and cash equivalents at end of period                                   $   71,813     $ 139,684
                                                                           ==========================

Supplemental disclosure of cash flow information
Interest paid                                                                $   16,312     $  23,945
                                                                           ==========================

Supplemental disclosure of non cash transactions
Preferred stock converted into common stock                                     453,774        32,131
Amortization of discount on Series A Preferred Stock                                 --       600,926
Dividends accrued on Series A Preferred Stock                                   111,682            --
Long-term debt and accrued interest converted
       into Series B Preferred Stock                                          1,766,778            --

See accompanying notes

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1999

                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended June 30, 1999 included in the Company's annual report on Form 10-KSB.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money and as a result all of the Company's debt has been classified as a current liability at September 30, 1999.

On September 24, 1999 (see Note 7), the Company sold in a Private Placement 4,802,967 shares of Series B Convertible Preferred Stock for which the Company accepted $1,115,000 in cash and the cancellation of $1,767,000 of debt including accrued interest. From the cash proceeds, $600,000 was paid to Empire State Development Corporation ("ESDC") in full satisfactions of loans with principal balances of $1,220,980. This conversion and pay-off of debt totaling $2,987,980 of the Company's total debt of $4,164,496 will significantly reduce interest expense which was approximately $477,000 for the year ended June 30, 1999. In September 1999, the Company leased a portion of its Dunkirk plant and is exploring various alternatives for the use of the remaining portion of the plant to generate additional revenues. Also in September 1999 the Company entered into a distribution agreement with a major building products supplier for the sale and distribution of decorative particles for the pool industry which could significantly increase that business.

Although management believes that as a result of the above Private Placement and if all of the foregoing courses of action are achieved, it would allow the Company to continue as a going concern for the next year, there are no assurances that management will be successful in implementing all of these plans and eliminating the substantial doubt as to its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1999

                                   (Unaudited)

realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                            September 30, 1999    June 30, 1999
                                            ------------------    -------------

Raw materials                                    $ 18,271            $ 35,562
Work-in-process                                    26,071              20,707
Finished goods                                    212,635             226,760
                                                 --------            --------

                                                 $256,977            $283,029
                                                 ========            ========

3. Revenue Recognition

With respect to revenue from product sales, including products created from processed waste materials, revenue is recognized only upon shipment to customers. For the three months ended September 30, 1999 ("1999"), 79.4% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $113,612, $64,896 and $30,314, which represents 43.2%, 24.7% and 11.5% of total revenue, respectively.

For the three months ended September 30, 1998 ("1998"), 48.5% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $58,181 and $56,902, which represents 24.5% and 24.0% of total revenue, respectively.

4. Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), a wholly owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1999

                                   (Unaudited)

unprocessed waste materials on hand in the event that the conversion processes being developed were not successful. To date, the Company has disposed of 2,357 tons of waste materials which it had not been able to process, of which 1,220 tons were disposed of during the year ended June 30, 1999. The amount of unprocessed waste materials on hand was 843 tons at June 30, 1999 and at September 30, 1999. From July 1, 1998 to September 30, 1998, the Company decreased the reserve by approximately $3,000 from $515,000 to $512,000 . From July 1, 1999 to September 30, 1999, the Company decreased the reserve by approximately $16,000 from $301,000 to $285,000. The decreases in the reserve, which resulted from the cleanup costs of waste material storage areas, have been credited against operations. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

5. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) attributable to common stockholders for the period, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering). Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 37,345,358 stock options, 29,376,661 warrants, 10,298,600 shares underlying the Series A Preferred Stock, and 96,059,340 shares underlying the Series B Preferred Stock.

6. Extraordinary Item

On September 24, 1999 from the cash proceeds of the Private Placement (see Note
7), the Company paid $600,000 to ESDC in full satisfaction of the Dunkirk-Term loan with the New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk-New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. The Company also wrote off approximately $24,000 of deferred financing costs and $150,000 of accrued interest relating to such debt. In addition, $160,000 was paid to the Company's former legal counsel in full settlement of an accrued liability of $197,689 for past due professional services. These forgivenesses resulted in a net pretax gain to the Company of approximately $779,000, which is reported as an Extraordinary Item.

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

                   Notes to Consolidated Financial Statements

                               September 30, 1999

                                   (Unaudited)

fair value of Dunkirk's assets has not been completed at this time to determine Dunkirk's solvency; however, the Company believes that Dunkirk was insolvent at the time of forgiveness, and accordingly has not recorded a tax provision on the Extraordinary Item. If Dunkirk is deemed to be solvent immediately prior to the time of the forgiveness, the Company will recognize taxable income for the debt forgiveness in its tax year ending June 30, 2000. The amount of such income may be offset by NOLs, subject to possible limitations as discussed below. Even if sufficient NOLs were available to offset such taxable income after such limitations, the Company may be subject to alternative minimum tax.

At June 30, 1999, the Company has approximately $24 million of net operating loss carryforwards, which expire, between 2006 and 2019. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carryforwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more that 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger, the completion of the IPO and the Series A Preferred Stock offering) and current shifts in ownership (the Series B Preferred Stock offering), the Company's ability to utilize its net operating loss carryforwards could be severely limited.

7. Capital Stock

On September 24, 1999, the Company sold in a Private Placement 4,802,967 shares of Series B Convertible Preferred Stock (the "Series B Preferred") with a par value of $.001 per share and a stated value of $0.60 per share. Each share of the Series B Preferred is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. Commencing twelve months from the closing of the Private Placement, the holders of the Series B Preferred are entitled to receive dividends payable in cash or in Series B Preferred at the option of the Company, at the rate of 10% per annum. The affirmative vote of the holders of at least two-thirds of the Series B Preferred is required for the issuance of senior securities, the incurrence of indebtedness, the repurchase of securities and certain other restrictions.

The Company accepted $1,115,000 in cash and cancellation of debt and accrued interest in the amount of $1,766,778 as consideration for the sale of the Series B Preferred. Of the debt converted, $1,652,778 was from two significant stockholders of the Company (the "Funds") who converted all of the debt and accrued interest owed to them under the Senior Secured Line of Credit Agreement (as amended, the "Credit Agreement"), the interim financing of February 22, 1999 and the July 7, 1999 borrowing. Also the Acting President and Chief Executive Officer converted $114,000 of the debt and accrued interest owed him under the promissory note dated February 23, 1999.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1999

                                   (Unaudited)

The Funds have agreed to give the Company an option to repurchase their shares of Series B Preferred at a rate per share of the equivalent Common Stock of $.03 per share during the first year from the date of closing of the Private Placement, $.04 per share during the second year from such date and $.05 per share during the third year from such date.

Also on September 24, 1999, upon the consummation of the Private Placement, the Company granted 36,293,101 non-qualified stock options to directors, officers and key employees of the Company at an exercise price of $0.03 per share (the conversion price of the Common Stock in the Private Placement). Such options vested one-third upon grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant and expire on the tenth anniversary of the date of grant.

On September 24, 1999, the Company's Certificate of Incorporation was amended to increase the number of shares of Common Stock it is authorized to issue from 50 million to 200 million.

8. Recent Accounting Pronouncements

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

9. Industry Segments

The Company's operations are classified into two business segments; decorative particles and performance aggregates ("particles") and industrial abrasives and recycling cathode ray tube glass ("abrasives and CRT").

The particle segment manufacturers, processes and markets decorative particles that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring and performance aggregates which can be used as structural and textural enhancers, fillers and additives, and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring, and glass and ceramic materials.

The abrasives and CRT segment manufacturers, processes and markets industrial abrasives which can be used for surface cleaning and preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment. During the three month periods ended September 30, the Company has continued to shift its focus away from industrial abrasives in favor of decorative particles and performance aggregates due to the increased costs of production for industrial abrasives relative to their market sales price. The Company was also engaged in recycling CRT glass produced in the manufacture of televisions for resale to television manufacturers and others. In March 1998 the Company agreed to subcontract its recycling operations which has resulted in a decrease in CRT revenue in the 1998 period and no revenue in the 1999 period.

The following table shows revenues and operating income (loss) and other financial information by segment as of and for the periods ended September 30, 1999 and 1998:

                                                       1999         1998
                                                       ----         ----

Revenue

         Particles                                  $  252,609   $  116,555
         Abrasives and CRT                              10,410      120,683
                                                    ----------   ----------
                                                    $  263,019   $  237,238
                                                    ==========   ==========

Operating Income (Loss)

         Particles                                  $ (57,550)   $(332,642)
         Abrasives and CRT                            (37,083)     (14,473)
         Corporate Expenses                          (145,895)    (363,703)
                                                    ----------   ----------
                                                    $(240,528)   $(710,818)
                                                    ==========   ==========

Depreciation and Amortization

         Particles                                  $   32,761   $   32,605
         Abrasives and CRT                               5,379        5,550
         Corporate Expenses                              3,063        3,031
                                                    ----------   ----------
                                                    $   41,203   $   41,186
                                                    ==========   ==========

Interest and Other Income

         Particles                                  $      140   $       --
         Abrasives and CRT                               3,850        5,121
         Corporate Expenses                                365        3,140
                                                    ----------   ----------
                                                    $    4,355   $    8,261
                                                    ==========   ==========

Interest Expense

         Particles                                  $       22   $       --
         Abrasives and CRT                              53,011       52,431
         Corporate                                      43,713       61,112
                                                    ----------   ----------
                                                    $   96,746   $  113,543
                                                    ==========   ==========

Extraordinary Item - Gain on Debt Retirement

         Particles                                  $       --   $       --
         Abrasives and CRT                             747,172           --
         Corporate                                      32,204           --
                                                    ----------   ----------
                                                    $  779,376   $       --
                                                    ==========   ==========
Identifiable Assets

         Particles                                  $  732,782   $  791,864
         Abrasives and CRT                           1,180,303    1,667,730
         Corporate                                     283,324      117,548
                                                    ----------   ----------
                                                    $2,196,409   $2,577,142
                                                    ==========   ==========

Capital Expenditures

         Particles                                  $       --   $   27,908
         Abrasives and CRT                                  --           --
         Corporate                                          --        6,825
                                                    ----------   ----------
                                                            --   $   34,733
                                                    ==========   ==========

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

Consolidated revenues for 1999 were approximately $263,000 consisting of decorative particles and performance aggregates sales of approximately $253,000 and ALUMAGLASS sales of approximately $10,000. For the same three-month period of 1998, the Company's consolidated revenues were approximately $237,000 consisting of decorative particles and performance aggregates sales of approximately $115,000, ALUMAGLASS sales of approximately $64,000 and CRT glass recycling fees of approximately $58,000. The increase of $138,000 in sales of decorative particles and performance aggregates is as a result of the continuing growth in that business which the Company is focusing upon. The decrease of $54,000 in sales of ALUMAGLASS is as a result of ceasing operations at the Dunkirk plant in the second quarter of fiscal 1999 and the CRT sales stopped as a result of the Company subcontracting those operations to a third party.

The decrease in cost of goods sold of approximately $212,000 to $297,000 in 1999 from $509,000 in 1998 is as result of a decrease of $87,000 relating to costs at the Dunkirk plant which was not in operation in 1999 and was operating in 1998 and a decrease of $125,000 for the costs of decorative particles and performance aggregates business which incurred many expenses in 1998 as it started normal production. These expenses have been reduced or eliminated in 1999.

As a result of the above increase in revenues of $26,000 and decrease in cost of goods sold of $212,000, the Company's gross margin improved by $238,000 to a loss of $34,000 for 1999 compared to a loss of $272,000 for 1998. The increased sales and reduced costs of production for decorative particles and performance aggregates resulted in an improved gross margin of $263,000 while the shutdown of operations at the Dunkirk plant resulted in an reduced gross margin of $25,000.

Selling, general and administrative expenses decreased by $232,000 to approximately $207,000 for 1999 as compared to approximately $439,000 for the same 1998 period. This decrease was primarily the result of a $110,000 decrease in Corporate salaries, payroll taxes and fringe benefits, a $46,000 decrease in professional fees paid to consultants, legal and accounting, a $23,000 decrease in travel expenses for the Corporate office, a $13,000 decrease in compensation expenses relating to capital stock and a $32,000 decrease in expenses for the Corporate office including rent, telephone and office supplies.

Net interest expense decreased by $13,000 to approximately $92,000 for 1999 from approximately $105,000 for 1998. The decrease was primarily attributable to the amortization of debt discount of $32,000 in 1998 with no amortization expense in 1999 which was partially reduced by the interest on the increased amount of debt in 1999 as compared to 1998

The Company recorded an extraordinary item (see Note 6) for the gain on debt retirement of $779,000 in 1999 as a result of a gain of $747,000 on the satisfaction of two loans paid-off to the ESDC and a gain of $32,000 for the accounts payable forgiveness granted to the Company by its former legal counsel.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from private debt and equity financing and the proceeds of its IPO. Presently, the Company has limited revenue, has suffered recurring losses from operations and has a net capital deficiency. The Company has a need for financing. Management has implemented operational changes and has restructured certain debt; however, management cannot predict the success of these operational changes. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. These issues also create an uncertainty as to the recoverability of recorded assets and satisfaction of liabilities. At September 30, 1999, the Company had approximately $1,294,000 in principal amount of indebtedness (excluding amounts borrowed under notes payable and capital lease obligations) and net working capital deficiency of approximately $3,485,000. As of September 30, 1999, the Company had cash and cash equivalents of approximately $72,000.

Net cash used in operating activities for the three months ended September 30, 1999 was $493,700. Net income for the period used cash of $285,779, net of non-cash charges for depreciation and amortization, the gain on debt retirement reported as an extraordinary item and stock compensation expense. In addition, cash was used for the net change of $207,921 in our operating assets and liabilities, consisting primarily of an increase in prepaid expenses and other current assets and a decrease in accounts payable, reserve for disposal and other accrued expenses.

Net cash used in investing activities for the three months ended September 30, 1999 was $100,000 for the issuance of a note receivable. Net cash provided by financing activities for the period was $604,559. Of this amount, $1,115,000 was received from the cash sales of Series B Preferred and $93,100 was received from the issuance of notes payable. This cash provided was offset by the $600,000 payment on long-term debt and $3,541 in payments on capital lease obligations.

On May 8, 1998, the Company entered into the Credit Agreement with the Funds which provided for a line of credit for up to $1,200,000 principal amount of loans pursuant to which the Company had fully borrowed as of January 13, 1999. The line of credit was secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the line of credit accrued interest at an annual rate of 12%. In connection with the line of credit (including an amendment increasing the amount available thereunder by $90,000 (discussed below), the Company issued to the Funds warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 per share (after giving effect to antidilution adjustment as of December 8, 1998), subject to vesting as the borrowings occurred. As of December 15, 1998, the line of credit was amended to increase the amount available thereunder by $90,000. On February 22, 1999, the Funds provided the Aries Interim Financing to the Company in the amount of up to $150,000 (which the Company has borrowed). Also on July 7, 1999, the Funds provided additional financing to the Company in the amount of $20,000.

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

The Company accepted cash and the cancellation of debt as consideration for the sale of the Series B Preferred. Of the total proceeds $1,115,000 was in cash and $1,766,778 was in the form of cancellation of debt and accrued interest. Of the debt converted, $1,652,778 was from the Funds who converted all of the principal and accrued interest owed to them under the Credit Agreement, the Aries Interim Financing and the July 7, 1999 borrowing. Also the Acting President and Chief Executive Officer converted $114,000 of the principal and accrued interest owed to him under the promissory note dated February 23, 1999.

From the cash proceeds of the Private Placement, $600,000 was paid to ESDC in full satisfaction of the Dunkirk-Term loan with New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk-New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. In addition, $160,000 was paid to the Company's former legal counsel in full settlement of an accrued liability of $197,689 for past due professional services.

As of September 30, 1999, the Company had approximately $1,294,000 in principal amount of indebtedness (excluding amounts borrowed under notes payable and capital lease obligations), consisting of (i) approximately $590,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (ii) approximately $704,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's indebtedness is secured by liens on its fixed assets. The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such indebtedness contain customary covenants and default provisions. At September 30, 1999, the Company was in violation of certain loan covenants and was in default in payment of principal and interest, related to the above $1,294,000 in debt, and as a result all of the debt has been classified as a current liability at September 30, 1999.

The Company's capital lease payments were approximately $4,000 for the three months ended September 30, 1999 and are estimated to be approximately $15,000 for the fiscal year ending June 30, 2000, under current commitments. The Company has no other material commitments for capital expenditures.

The Company received waste materials for processing into finished goods inventory, which then can be sold to its customers. The Company has recorded a reserve for disposal for the probable disposal and cleanup costs of waste material it has received which cannot be processed through the Company's current processing methods. The Company recorded a disposal reserve with respect to materials it cannot process because it is probable it will incur these costs on the ultimate disposition of the waste materials. The Company estimates that the disposal costs for material received by the Company that the Company cannot process, if and when incurred, will exceed the fees the Company was paid to accept such materials.

The Company had 843 tons of unprocessed waste materials on hand as of September 30, 1999, and June 30, 1999. The Company's disposal reserve was $285,000 as of September 30, 1999, compared to $301,000 at June 30, 1999. The decrease in the reserve, which resulted from the cleanup costs of waste material storage areas, has been credited against operations.

The Company has federal net operating loss carryforwards that amounted to approximately $24 million at June 30, 1999, which expire between 2006 and 2019. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carryforwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to historical equity financing the Company's ability to utilize its net operating loss carryforwards could be severely limited.

Year 2000 Compatibility

Although the Company believes that its computer systems are fully Year 2000 compliant, it is possible that certain computer systems of the Company's suppliers and contractors may not accept input of, store, manipulate and output dates prior to the Year 2000 or thereafter with out error or interruption. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches. However, there can be no assurance that the Company will identify all date handling problems of its suppliers and contractors in advance of their occurance, or that the Company will be able to successfully remedy problems that are discovered. The expense of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company.

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

                           Part II - Other Information

Item 1. Legal Proceedings

In October 1998, the Company received threats of litigation from Stephen Archer, former Vice-President of Sales and Marketing Industrial Materials, and Gary Jellum, former Vice President of Administration. Both Mr. Archer and Mr.Jellum allege that they were constructively terminated by the Company. The Company believes that the threats of Messrs. Archer and Jellum are without merit and is prepared to defend itself against any claims made.

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

In November 1998, Buchanan Ingersoll Professional Corporation filed a complaint in the Orange County Circuit Court of Florida (the "Circuit Court") against the Company. Buchanan Ingersoll, which until September 1998 acted as legal counsel to the Company, alleged that the Company owed it legal fees in the amount of $192,204.01. On March 11, 1999, the Circuit Court entered a final judgement in favor of Buchanan Ingersoll in the amount of $197,689.28. On September 24, 1999 the sum of $160,000 was paid to Buchanan Ingersoll in full settlement of the judgement and the parties executed mutual releases.

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

Item 2. Changes in Securities and Use of Proceeds

On September 24, 1999, the Company sold pursuant to the Private Placement an aggregate of 4,802,967 shares of Series B Convertible Preferred Stock (the "Series B Preferred") for which the Company accepted $1,115,000 in cash and the cancellation of $1,767,000 of debt and accrued interest. The Series B Preferred was sold pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder. In connection with the sale of the Series B Preferred, the Company did not conduct any general advertisement or solicitation; each purchaser of the Series B Preferred represented that, among other things, the purchaser was an "accredited investor" as that term is defined in Regulation D and the purchaser was purchasing the shares of Series B Preferred for investment and not with a view to distributions. Appropriate legends were affixed to the certificates representing the Series B Preferred. The Company has agreed to file, not later than 120 days following the final closing of the Private Placement, a registration statement under the Securities Act registering for resale the Common Stock issuable upon conversion of the Series B Preferred.

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

The holders of the Series B Preferred are also entitled to certain voting rights not shared by the holders of the Common Stock, so long as a majority of the Series B Preferred sold in the Private Placement remains outstanding. The affirmative vote of the holders of at least two-thirds of the Series B Preferred will be required for (i) the issuance of securities senior to or on a parity with the Series B Preferred with respect to dividends, voting or liquidation,
(ii) any alterations to the rights of the Series B Preferred, (iii) a liquidation, dissolution or sale of substantially all of the assets of the Company, (iv) the incurrence of over $100,000 of indebtedness (other than borrowings under working capital lines of credit), and (v) the repurchase of any of the securities of the Company. In addition, the holders of the Series B Preferred are entitled to a liquidation preference in an amount per share equal to $0.81 plus declared and/or accrued but unpaid dividends, if any. Finally, the holders of the Series B Preferred are entitled to dividends, payable in cash or in Series B Preferred, at an annual rate of 10% beginning in September 2000. The Company must pay such dividend prior to any dividend declared on the Common Stock. (For a detailed description of the terms of the Series B Preferred, see the Certificate of Designation of Series B Convertible Preferred Stock, which was filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.)

Item 3. Defaults Upon Senior Securities

The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures and is secured by liens on its fixed assets. The agreements related to such indebtedness contain customary covenants and default provisions. At September 30, 1999, the Company was in violation of certain loan covenants and was in default in payment of principal and interest on its debt.

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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.


Dated: December 9, 1999                            /s/ Eckardt C. Beck
                                                   -----------------------------
                                                   Eckardt C. Beck
                                                   Acting President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)


Dated: December 9, 1999                            /s/ John G. Murchie
                                                   -----------------------------
                                                   John G. Murchie
                                                   Acting Chief Financial
                                                   Officer and Controller
                                                   (Principal Financial Officer)