Form 10QSB
period 1999-12-31
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 2000-02-10
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                           Commission File No:
      December 31, 1999                                       000-28198

                                -----------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

      Delaware                                                   13-3754366
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

                                Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1999, the Issuer had outstanding 7,615,045 shares of Common Stock, 512,430 shares of Series A Convertible Preferred Stock, convertible into 10,248,600 shares of Common Stock, 4,819,634 shares of Series B Convertible Preferred Stock, convertible into 96,392,680 shares of Common Stock, Redeemable Class A Warrants exercisable for 9,808,666 shares of Common Stock and Redeemable Class B Warrants exercisable for 7,617,287 shares of Common Stock.

                 Transactional Small Business Disclosure Format

                                Yes |_|   No |X|

                                    Contents

                                                                            Page
                                                                             No.
                                                                             ---

Part I - Financial Information

      Consolidated Balance Sheets of Conversion Technologies
        International, Inc. and Subsidiaries as of December 31, 1999
        and June 30, 1999 ..................................................  3

      Consolidated Statements of Operations of Conversion
        Technologies International, Inc. and Subsidiaries for the
        three and six month periods ended December 31, 1999 and 1998 .......  4

      Consolidated Statement of Stockholders' Deficiency of
        Conversion Technologies International, Inc. and Subsidiaries
        for the six month period ended December 31, 1999 ...................  5

      Consolidated Statements of Cash Flows of Conversion
        Technologies International, Inc. and Subsidiaries for the six
        month periods ended December 31, 1999 and 1998 .....................  6

      Notes to Consolidated Financial Statements ...........................  7

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................... 14


Part II - Other Information ................................................ 18

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                                 December 31,         June 30,
                                                                                     1999               1999
                                                                                -------------------------------
                                                                                 (Unaudited)
                    Assets

Cash and cash equivalents                                                       $     39,780       $     60,954
Note receivable                                                                       50,000                 --
Accounts receivable, less allowance for doubtful accounts of $68,146
    at December 31, 1999 and June 30, 1999                                           111,843            104,350
Inventories                                                                          213,205            283,029
Prepaid expenses and other current assets                                            116,436            156,701
                                                                                -------------------------------
Total current assets                                                                 531,264            605,034

Property, plant and equipment:
    Land                                                                              75,000             75,000
    Building and improvements                                                        675,000            675,000
    Machinery and equipment                                                        1,022,053          1,022,053
                                                                                -------------------------------
                                                                                   1,772,053          1,772,053
    Less accumulated depreciation                                                   (339,821)          (269,841)
                                                                                -------------------------------
                                                                                   1,432,232          1,502,212
Other assets, less accumulated amortization of $69,928
    and $123,346 at December 31, 1999 and June 30, 1999 respectively                  83,808            106,398
                                                                                -------------------------------
                                                                                $  2,047,304       $  2,213,644
                                                                                ===============================

                    Liabilities and stockholders' deficiency

Notes payable                                                                   $    171,217       $    121,915
Accounts payable                                                                   1,488,707          1,495,153
Reserve for disposal                                                                 273,000            301,000
Accrued expenses                                                                     894,069            994,559
Investment tax credit payable                                                        235,000            235,000
Current portion of capital lease obligations                                          10,495             14,688
Current portion of long-term debt                                                  1,293,517          2,514,496
                                                                                -------------------------------
Total current liabilities                                                          4,366,005          5,676,811

Long-term debt, less current portion                                                      --          1,528,085

Stockholders' deficiency
    Series A Convertible Preferred Stock, $.001 par value,
    authorized 880,000 shares, issued and outstanding 512,430
    and 545,830 shares at December 31, 1999 and June 30, 1999 respectively               512                546
    Series B Convertible Preferred Stock, $.001 par value, authorized
    6,000,000 shares, issued and outstanding 4,819,634 shares
    at December 31, 1999                                                               4,820                 --
    Common Stock, $.00025 par value, authorized 200,000,000 and
    50,000,000 shares, issued and outstanding 7,615,045 and 6,947,045
    shares at December 31, 1999 and June 30, 1999 respectively                         1,904              1,737
    Additional paid-in capital                                                    35,829,572         33,353,485
    Unearned stock compensation                                                      (45,371)           (57,246)
    Accumulated deficit                                                          (38,110,138)       (38,289,774)
                                                                                -------------------------------
Total stockholders' deficiency                                                    (2,318,701)        (4,991,252)
                                                                                -------------------------------
                                                                                $  2,047,304       $  2,213,644
                                                                                ===============================

See Accompanying Notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                   Three months ended                       Six months ended
                                                                      December 31,                             December 31,
                                                                 1999                1998                1999               1998
                                                            -----------------------------------------------------------------------
Revenue
             Product sales                                  $   252,846         $   231,383         $   515,865         $   453,104
             Recycling fees                                          --                  --                  --              15,517
                                                            -----------------------------------------------------------------------
                                                                252,846             231,383             515,865             468,621

Cost of goods sold                                              285,534              60,043             582,065             568,925
                                                            -----------------------------------------------------------------------

Gross loss on sales                                             (32,688)            171,340             (66,200)           (100,304)

Selling, general and administrative                             236,303             314,226             443,319             753,400
                                                            -----------------------------------------------------------------------

Loss from operations                                           (268,991)           (142,886)           (509,519)           (853,704)

Interest expense, net                                            23,750             120,903             116,141             226,185
                                                            -----------------------------------------------------------------------

Loss before extraordinary item                                 (292,741)           (263,789)           (625,660)         (1,079,889)

Extraordinary item - gain on debt
   retirement                                                    25,920                  --             805,296                  --
                                                            -----------------------------------------------------------------------

Net income (loss)                                              (266,821)           (263,789)            179,636          (1,079,889)

Preferred stock dividends                                      (127,133)           (251,419)           (238,815)           (852,345)
                                                            -----------------------------------------------------------------------

Net income (loss) applicable to
   Common Stock                                             $  (393,954)        $  (515,208)        $   (59,179)        $(1,932,234)
                                                            =======================================================================

Basic Earnings Per Common Share:
Loss before extraordinary item                              $     (0.06)        $     (0.11)        $     (0.13)        $     (0.40)
Extraordinary item                                                   --                  --                0.12                  --
                                                            -----------------------------------------------------------------------
Net income (loss) applicable to
   Common Stock                                             $     (0.06)        $     (0.11)        $     (0.01)        $     (0.40)


Weighted average number of
   common shares outstanding                                  6,849,486           4,862,486           6,637,899           4,861,413
                                                            =======================================================================

See accompanying notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

               Consolidated Statement of Stockholders' Deficiency

                       Six Months Ended December 31, 1999

                                     Series A Preferred Stock     Series B Preferred Stock              Common Stock
                                     --------------------------------------------------------------------------------------
                                        Number                       Number                         Number
                                      of Shares     Amount         of Shares       Amount         of Shares       Amount
                                     --------------------------------------------------------------------------------------
Balance at June 30, 1999               545,830     $    546                                       6,947,045    $     1,737

Series A Preferred Stock
   converted into Common Stock         (33,400)         (34)                                        668,000            167

Stock compensation

Issuance of Series B Preferred
  Stock, net of issuance costs                                     4,819,634    $     4,820

Preferred Stock dividends

Net Income
                                     --------------------------------------------------------------------------------------

Balance at December 31, 1999           512,430     $    512        4,819,634    $     4,820       7,615,045     $    1,904
                                     ======================================================================================


                                       Additional        Unearned                            Total
                                         Paid-In           Stock        Accumulated      Stockholders'
                                         Capital        Compensation      Deficit         Deficiency
                                     ----------------------------------------------------------------
Balance at June 30, 1999              $ 33,353,485       $  (57,246)    $(38,289,774)    $ (4,991,252)

Series A Preferred Stock
   converted into Common Stock                (133)                                                --

Stock compensation                                           11,875                            11,875

Issuance of Series B Preferred
  Stock, net of issuance costs           2,715,035                                          2,719,855

Preferred Stock dividends                 (238,815)                                          (238,815)

Net Income                                                                   179,636          179,636
                                     ----------------------------------------------------------------

Balance at December 31, 1999          $ 35,829,572     $    (45,371)    $(38,110,138)    $ (2,318,701)
                                     ================================================================

See accompanying notes

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                               For the six months ended
                                                                                      December 31,
                                                                               1999                   1998
                                                                          -----------------------------------
Operating activities
Net income (loss)                                                         $   179,636             $(1,079,889)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
   Depreciation expense                                                        69,980                  70,246
   Amortization expense                                                        10,038                  12,767
   Amortization of discount on notes payable                                       --                  64,800
   Extraordinary item                                                        (805,296)                     --
   Stock compensation expense                                                  11,875                  31,565
   Changes is operating assets and liabilities:
      (Increase) decrease in accounts receivable                               (7,493)                 51,386
      Decrease in inventories                                                  69,824                   2,255
      (Increase) in prepaid expenses and other current assets                (132,124)                (29,542)
      (Increase) in other noncurrent assets                                    (8,755)                     --
      Increase in accounts payable, reserve for disposal
         and other accrued expenses                                            38,113                  73,742
                                                                          -----------------------------------
Net cash used in operating activities                                        (574,202)               (802,670)

Investing activities
Issuance of notes receivable                                                 (100,000)                     --
Repayment of notes receivable                                                  50,000                      --
Capital expenditures                                                               --                 (51,885)
                                                                          -----------------------------------
Net cash used in investing activities                                         (50,000)                (51,885)

Financing activities
Issuance of notes payable                                                     116,347                 802,778
Payment of notes payable                                                      (32,045)                 (7,391)
Principal payments on long-term debt                                         (600,000)                 (9,758)
Principal payments under capital lease obligations                             (4,193)                (13,505)
Issuance of Series B Preferred Stock, net of offering costs                 1,122,919                      --
                                                                          -----------------------------------
Net cash provided by financing activities                                     603,028                 772,124
                                                                          -----------------------------------

(Decrease) in cash and cash equivalents                                       (21,174)                (82,431)
Cash and cash equivalents at beginning of period                               60,954                 168,483
                                                                          -----------------------------------
Cash and cash equivalents at end of period                                $    39,780             $    86,052
                                                                          ===================================

Supplemental disclosure of cash flow information
Interest paid                                                             $    36,324             $    38,343
                                                                          ===================================
Supplemental disclosure of non cash transactions
Preferred stock converted into common stock                                   490,487                  32,131
Amortization of discount on Series A Preferred Stock                               --                 852,345
Dividends accrued on Series A Preferred Stock                                 238,815                      --
Long-term debt and accrued interest converted
   into Series B Preferred Stock                                            1,766,778                      --

See accompanying notes

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money and as a result all of the Company's debt has been classified as a current liability at December 31, 1999.

On September 24 and December 8, 1999 (see Note 7), the Company sold in a Private Placement 4,819,634 shares of Series B Convertible Preferred Stock for which the Company accepted $1,125,000 in cash and the cancellation of $1,767,000 of debt including accrued interest. From the cash proceeds, $600,000 was paid to Empire State Development Corporation ("ESDC") in full satisfactions of loans with principal balances of $1,220,980. This conversion and pay-off of debt totaling $2,987,980 of the Company's total debt of $4,164,496 will significantly reduce interest expense which was approximately $477,000 for the year ended June 30, 1999. In September 1999, the Company leased a portion of its Dunkirk plant and is exploring various alternatives for the use of the remaining portion of the plant to generate additional revenues. Also in September 1999 the Company entered into a distribution agreement with a major building products supplier for the sale and distribution of decorative particles for the pool industry which could significantly increase that business.

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

                                December 31, 1999

                                   (Unaudited)

realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                   December 31, 1999    June 30, 1999
                                   -----------------    -------------

Raw materials                           $ 22,467           $ 35,562
Work-in-process                           18,093             20,707
Finished goods                           172,645            226,760
                                        --------           --------

                                        $213,205           $283,029
                                        ========           ========

3. Revenue Recognition

With respect to revenue from product sales, including products created from processed waste materials, revenue is recognized only upon shipment to customers. For the three months ended December 31, 1999 ("1999"), 71.5% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $128,961 and $51,817, which represents 51.0%, and 20.5% of total revenue, respectively.

For the three months ended December 31, 1998 ("1998"), 57.0% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $70,450 and $61,355, which represents 30.5% and 26.5% of total revenue, respectively.

For the six months ended 1999, 80.3% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $242,573, $116,713 and $55,061, which represents 47.0%, 22.6% and 10.7% of total revenue respectively.

For the six months ended 1998, 58.0% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers amounted to $118,257, $79,257 and $74,332, which represents 25.2%, 16.9% and 15.9% of total revenue, respectively.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (Unaudited)

4. Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), a wholly owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the unprocessed waste materials on hand in the event that the conversion processes being developed were not successful. To date, the Company has disposed of 2,357 tons of waste materials which it had not been able to process, of which 1,220 tons were disposed of during the year ended June 30, 1999. The amount of unprocessed waste materials on hand was 843 tons at June 30, 1999 and at December 31, 1999. From July 1, 1998 to December 31, 1998, the Company decreased the reserve by approximately $214,000 from $515,000 to $301,000 . From July 1, 1999 to December 31, 1999, the
Company decreased the reserve by approximately $28,000 from $301,000 to $273,000. The decreases in the reserve, which resulted from the cleanup costs of waste material storage areas, have been credited against operations. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

5. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) attributable to common stockholders for the period, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering). Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 37,345,358 stock options, 29,376,661 warrants, 10,248,600 shares underlying the Series A Preferred Stock, and 96,392,680 shares underlying the Series B Preferred Stock.

6. Extraordinary Item

On September 24, 1999 from the cash proceeds of the Private Placement (see Note
7), the Company paid $600,000 to ESDC in full satisfaction of the Dunkirk-Term loan with the New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk-New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. The Company also wrote off approximately $24,000 of deferred financing costs and $150,000 of accrued interest relating to such debt. In addition, $165,500 was paid to the Company's former legal counsels in full settlement of an accrued liabilities of $229,110 for past due professional services. These forgivenesses resulted in a net pretax gain to the Company of approximately $805,000, which is reported as an Extraordinary Item.

To the extent that Dunkirk is deemed to be insolvent immediately prior to such forgiveness by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (Unaudited)

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

7. Capital Stock

On September 24 and December 8, 1999, the Company sold in a Private Placement 4,819,634 shares of Series B Convertible Preferred Stock (the "Series B Preferred") with a par value of $.001 per share and a stated value of $0.60 per share. Each share of the Series B Preferred is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. Commencing twelve months from the closing of the Private Placement, the holders of the Series B Preferred are entitled to receive dividends payable in cash or in Series B Preferred at the option of the Company, at the rate of 10% per annum. The affirmative vote of the holders of at least two-thirds of the Series B Preferred is required for the issuance of senior securities, the incurrence of indebtedness, the repurchase of securities and certain other restrictions.

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

                                December 31, 1999

                                   (Unaudited)

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

Also on September 24, 1999, upon the initial consummation of the Private Placement, the Company granted 36,293,101 non-qualified stock options to directors, officers and key employees of the Company at an exercise price of $0.03 per share (the conversion price of the Common Stock in the Private Placement). Such options vested one-third upon grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant and expire on the tenth anniversary of the date of grant.

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

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (Unaudited)

The abrasives and CRT segment manufacturers, processes and markets industrial abrasives which can be used for surface cleaning and preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment. During the six month periods ended December 31, the Company has continued to shift its focus away from industrial abrasives in favor of decorative particles and performance aggregates due to the increased costs of production for industrial abrasives relative to their market sales price. The Company was also engaged in recycling CRT glass produced in the manufacture of televisions for resale to television manufacturers and others. In March 1998 the Company agreed to subcontract its recycling operations which has resulted in a decrease in CRT revenue in the 1998 period and no revenue in the 1999 period.

The following table shows revenues and operating income (loss) and other financial information by segment as of and for the periods ended December 31, 1999 and 1998:

                                 Three Months Ended         Six Months ended
                                     December 31               December 31
                                   1999        1998          1999        1998
                                ---------------------     ---------------------

Revenue

      Particles                 $ 237,226   $ 175,430     $ 489,835   $ 291,985
      Abrasives and CRT            15,620      55,953        26,030     176,636
                                ---------   ---------     ---------   ---------
                                $ 252,846   $ 231,383     $ 515,865   $ 468,621
                                =========   =========     =========   =========

Operating Income (Loss)

      Particles                 $ (72,196)  $ (94,036)    $(129,746)  $(426,678)
      Abrasives and CRT           (23,537)    179,523       (60,620)    165,050
      Corporate Expenses         (173,258)   (228,373)     (319,153)   (592,076)
                                ---------   ---------     ---------   ---------
                                $(268,991)  $(142,886)    $(509,519)  $(853,704)
                                =========   =========     =========   =========

Depreciation and Amortization

      Particle                  $  32,761   $  33,316     $  65,522   $  65,921
      Abrasives and CRT             2,991       5,550         8,370      11,100
      Corporate Expenses            3,064       2,962     $   6,127   $   5,993
                                ---------   ---------     ---------   ---------
                                $  38,816   $  41,828     $  80,019   $  83,014
                                =========   =========     =========   =========

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999

                                   (Unaudited)

Interest and Other Income

      Particles                $      116   $       --   $      256   $       --
      Abrasives and CRT            24,750           --       28,600        5,121
      Corporate Expenses            2,064          527        2,429        3,667
                               ----------   ----------   ----------   ----------
                               $   26,930   $      527   $   31,285   $    8,788
                               ==========   ==========   ==========   ==========

Interest Expense

      Particles                $       --   $       --   $       22   $       --
      Abrasives and CRT            46,300       50,671       99,311      103,102
      Corporate                     4,380       70,759       48,093      131,871
                               ----------   ----------   ----------   ----------
                               $   50,680   $  121,430   $  147,426   $  234,973
                               ==========   ==========   ==========   ==========

Extraordinary Item - Gain
 on Debt Retirement

      Particles                $       --   $       --   $       --   $       --
      Abrasives and CRT                --           --      747,172           --
      Corporate                    25,920           --       58,124           --
                               ----------   ----------   ----------   ----------
                               $   25,920   $       --   $  805,296   $       --
                               ==========   ==========   ==========   ==========

Identifiable Assets

      Particles                                          $  760,862   $  884,515
      Abrasives and CRT                                   1,174,537    1,650,618
      Corporate                                             111,905       93,910
                                                         ----------   ----------
                                                         $2,047,304   $2,629,043
                                                         ==========   ==========

Capital Expenditures

      Particles                                          $       --   $   40,791
      Abrasives and CRT                                  $       --        4,269
      Corporate                                          $       --   $    6,825
                                                                      ----------
                                                         $       --   $   51,885
                                                                      ==========

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended December 31, 1999 Compared to Three Months Ended December 31, 1998.

Consolidated revenues for 1999 were approximately $253,000 consisting of decorative particles and performance aggregates sales of approximately $235,000 and ALUMAGLASS sales of approximately $18,000. For the same three-month period of 1998, the Company's consolidated revenues were approximately $231,000 consisting of decorative particles and performance aggregates sales of approximately $173,000, ALUMAGLASS sales of approximately $42,000 and CRT glass recycling fees of approximately $16,000. The increase of $62,000 in sales of decorative particles and performance aggregates is as a result of the continuing growth in that business which the Company is focusing upon. The decrease of $24,000 in sales of ALUMAGLASS is as a result of ceasing operations at the Dunkirk plant in the second quarter of fiscal 1999 and the CRT sales stopped as a result of the Company subcontracting those operations to a third party.

The increase in cost of goods sold of approximately $226,000 to $286,000 in 1999 from $60,000.

As a result of the above increase in revenues of $22,000 and increase in cost of goods sold of $226,000, the Company's gross margin decreased by $204,000 to a loss of $33,000 for 1999 compared to a gain of $171,000 for 1998. The increased sales and costs of production for decorative particles and performance aggregates resulted in an increase in gross margin of $7,000 while the shutdown of operations and credit to operations at the Dunkirk plant resulted in a net decrease in gross margin of $211,000.

Selling, general and administrative expenses decreased by $78,000 to approximately $236,000 for 1999 as compared to approximately $314,000 for the same 1998 period. This decrease was primarily the result of a $41,000 decrease in Corporate salaries, payroll taxes and fringe benefits, a $26,000 decrease in professional fees paid to consultants, legal and accounting, a $17,000 decrease in compensation expenses relating to capital stock and a $4,000 decrease in expenses for the Corporate office including rent, telephone and office supplies.

Net interest expense decreased by $97,000 to approximately $24,000 for 1999 from approximately $121,000 for 1998. The decrease was primarily attributable to the cancellation of debt in exchange for the Series B Preferred Stock and satisfaction of loans in September 1999 for the total reduction of debt of approximately $2,988,000.

The Company recorded an extraordinary item (see Note 6) for the gain on debt retirement of $26,000 in 1999 as a result of a gain for the accounts payable forgiveness granted to the Company by its former legal counsel.

Six Months ended December 31, 1999 Compared to Six Months ended December 31,
1998.

Consolidated revenues for 1999 were approximately $516,000 consisting of decorative particles and performance aggregates sales of approximately $487,000 and ALUMAGLASS sales of approximately $29,000. For the same six month period of 1998, the Company's consolidated revenues were approximately $469,000 consisting of decorative particles and performance aggregates sales of $288,000, ALUMAGLASS sales of approximately $106,000 and CRT glass recycling fees of approximately $74,000. The increase of $199,000 in sales of decorative particles and performance aggregates is as a result of the continuing growth in that business which the Company is focusing upon. The decrease of $77,000 in sales of ALUMAGLASS is as a result of ceasing operations at the Dunkirk plant in the second quarter of fiscal 1999 and the CRT sales stopped as a result of the Company subcontracting those operations to a third party.

The increase in cost of goods sold of approximately $13,000 to $582,000 in 1999 from $569,000 in 1998 is as a result of an increase of $214,000 from a credit to operations at the Dunkirk plant in 1998 for the decrease in the reserve for disposal costs for the unprocessed waste materials on hand, a decrease of $131,000 relating to costs at the Dunkirk plant which was not in operation in 1999 and was operating in 1998, and a decrease of $70,000 for the costs of decorative particles and performance aggregates business which incurred many expenses in 1998 as it started normal production. These expenses have been reduced or eliminated in 1999.

As a result of the above increase in revenues of $47,000 and increase in cost of goods sold of $13,000, the Company's gross margin improved by $34,000 to a loss of $66,000 for 1999 compared to a loss of $100,000 for 1998. The increased sales and reduced costs of production for decorative particles and performance aggregates resulted in an improved gross margin of $269,000 while the shutdown of operations and credit to operations at the Dunkirk plant resulted in a reduced gross margin of $235,000.

Selling general and administrative expenses decreased by $310,000 to approximately $443,000 for 1999 as compared to approximately $753,000 for the same 1998 period. This decrease was primarily the result of a $151,000 decrease in Corporate salaries, payroll taxes and fringe benefits, a $72,000 decrease in professional fees paid to consultants, legal and accounting, a $35,000 decrease in travel expenses for the Corporate office, a $20,000 decrease in compensation expenses relating to capital stock and a $32,000 decrease in expenses for the Corporate office including rent, telephone and office supplies

Net interest expense decreased by $110,000 to approximately $116,000 for 1999 from approximately $226,000 for 1998. The decrease was primarily attributable to the cancellation of debt in exchange for the Series B Preferred Stock and the satisfaction of loans in September 1999 for the total reduction of debt of approximately $2,988,000

The Company recorded an extraordinary item (see Note 6) for the gain on debt retirement of $805,000 in 1999 as a result of a gain of $747,000 on the satisfaction of two loans paid-off to the ESDC and a gain of $58,000 for the accounts payable forgiveness granted to the Company by it former legal counsels.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from private debt and equity financing and the proceeds of its IPO. Presently, the Company has limited revenue, has suffered recurring losses from operations and has a net capital deficiency. The Company has a need for financing. Management has implemented operational changes and has restructured certain debt; however, management cannot predict the success of these operational changes. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. These issues also create an uncertainty as to the recoverability of recorded assets and satisfaction of liabilities. At December 31, 1999, the Company had approximately $1,294,000 in principal amount of indebtedness (excluding amounts borrowed under notes payable and capital lease obligations) and net working capital deficiency of approximately $3,835,000. As of December 31, 1999, the Company had cash and cash equivalents of approximately $40,000.

Net cash used in operating activities for the six months ended December 31, 1999 was $574,202. Net income for the period used cash of $533,767, net of non-cash charges for depreciation and amortization, the gain on debt retirement reported as an extraordinary item and stock compensation expense. In addition, cash was used for the net change of $40,435 in our operating assets and liabilities, consisting primarily of an increase in prepaid expenses and other current assets and a decrease in accounts payable, reserve for disposal and other accrued expenses.

Net cash used in investing activities for the six months ended December 31, 1999 was $50,000 for the issuance of a note receivable net of repayment. Net cash provided by financing activities for the period was $603,028. Of this amount, $1,125,000 was received from the cash sales of Series B Preferred and $116,347 was received from the issuance of notes payable. This cash provided was offset by the $600,000 payment on long-term debt and $36,238 in payments on notes payable and capital lease obligations.

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

In September and December of 1999, the Company raised $1,125,000 in cash and $1,766,778 in the form of cancellation of debt and accrued interest in the Private Placement of 4,819,634 shares of the Series B Preferred with a par value of $.001 per share and a stated value of $0.60 per share. Each share of Series B Preferred is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. Commencing twelve months from the closing of the Private Placement, the holders of the Series B Preferred are entitled to receive dividends payable in cash or in shares of Series B Preferred stock at the option of the Company at the rate of 10% per annum.

The Company accepted cash and the cancellation of debt as consideration for the sale of the Series B Preferred. Of the total proceeds $1,125,000 was in cash and $1,766,778 was in the form of cancellation of debt and accrued interest. Of the debt converted, $1,652,778 was from the Funds who converted all of the principal and accrued interest owed to them under the Credit Agreement, the Aries Interim Financing and the July 7, 1999 borrowing. Also the Acting President and Chief Executive Officer converted $114,000 of the principal and accrued interest owed to him under the promissory note dated February 23, 1999.

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

As of December 31, 1999, the Company had approximately $1,294,000 in principal amount of indebtedness (excluding amounts borrowed under notes payable and capital lease obligations), consisting of (i) approximately $590,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (ii) approximately $704,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's indebtedness is secured by liens on its fixed assets. The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such indebtedness contain customary covenants and default provisions. At December 31, 1999, the Company was in violation of certain loan covenants and was in default in payment of principal and interest, related to the above $1,294,000 in debt, and as a result all of the debt has been classified as a current liability at December 31, 1999.

The Company's capital lease payments were approximately $7,650 for the six months ended December 31, 1999 and are estimated to be approximately $15,000 for the fiscal year ending June 30, 2000, under current commitments. The Company has no other material commitments for capital expenditures.

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

The Company had 843 tons of unprocessed waste materials on hand as of December 31, 1999, and June 30, 1999. The Company's disposal reserve was $273,000 as of December 31, 1999, compared to $301,000 at June 30, 1999. The decrease in the reserve, which resulted from the cleanup costs of waste material storage areas, has been credited against operations.

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

Conversion Technologies International, Inc. (CTI) is fully Y2K compliant. We have performed extensive tests on all our critical systems and to date we have experienced no system errors or malfunctions. On December 10, 1999 CTI went into a hard test by setting all system clocks to December 31, 1999. All systems operated normally. The systems tested included all accounting software for accounts payable, accounts receivable, general ledger, order entry, purchasing and inventory control. The manufacturing systems are limited but they too have been tested.

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


                           Part II - Other Information

Item 1.  Legal Proceedings

The Company's previously reported potential litigation pertaining to Stephen Archer and Gary Jellum remains the same.

For both MWW/Strategic Communications, Inc., and Buchanan Ingersoll Professional Corporation, the Company has resolved the litigations and has reached settlements.

The Company's position on the legal proceedings concerning The Hartford , as previously reported, has not changed.

CLI Industries has filed a suit in St. Johns County Florida for recovery of monetary damages of $15,286.64. for our product to us.

The Company is not involved in any other material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

On September 24 and December 8, 1999, the Company sold pursuant to the Private Placement an aggregate of 4,819,634 shares of Series B Convertible Preferred Stock (the "Series B Preferred") for which the Company accepted $1,125,000 in cash and the cancellation of $1,767,000 of debt and accrued interest. The Series B Preferred was sold pursuant to an exemption from registration provided by
Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder. In connection with the sale of the Series B Preferred, the Company did not conduct any general advertisement or solicitation; each purchaser of the Series B Preferred represented that, among other things, the purchaser was an "accredited investor" as that term is defined in Regulation D and the purchaser was purchasing the shares of Series B Preferred for investment and not with a view to distributions. Appropriate legends were affixed to the certificates representing the Series B Preferred. The Company has agreed to file, not later than 120 days following the final closing of the Private Placement, a registration statement under the Securities Act registering for resale the Common Stock issuable upon conversion of the Series B Preferred.

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

Item 3.  Defaults Upon Senior Securities

The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures and is secured by liens on its fixed assets. The agreements related to such indebtedness contain customary covenants and default provisions. At December 31, 1999, the Company was in violation of certain loan covenants and was in default in payment of principal and interest on its debt.

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


                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.

Dated: February 10, 2000                        /s/ Eckardt C. Beck
                                                ------------------------
                                                Eckardt C. Beck
                                                Acting President and Chief
                                                Executive Officer
            `                                   (Principal Executive Officer)


Dated: February 10, 2000                        /s/ Carl Rang
                                                ------------------------
                                                Carl Rang
                                                Acting Chief Financial Officer
                                                and Controller
                                                (Principal Financial Officer)