Form 10QSB
period 2000-03-31
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 2000-06-01
CIK 923978

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                              Commission File No:
       March 31, 2000                                             000-28198

                                -----------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         Delaware                                                  13-3754366
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

                               Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, the Issuer had outstanding 7,615,045 shares of Common Stock, 512,430 shares of Series A Convertible Preferred Stock, convertible into 10,248,600 shares of Common Stock, 4,819,634 shares of Series B Convertible Preferred Stock, convertible into 96,392,680 shares of Common Stock.

                      Transactional Small Business Disclosure Format

                               Yes |_|   No |X|

                                    Contents

                                                                                          Page
                                                                                           No.
                                                                                          ----
Part I - Financial Information

   Consolidated Balance Sheets of Conversion Technologies International, Inc. and
     Subsidiaries as of March 31, 2000 and June 30, 1999 ...............................    3

   Consolidated Statements of Operations of Conversion Technologies International, Inc.
     and Subsidiaries for the three and nine month periods ended March 31, 2000 and 1999    4

   Consolidated Statement of Stockholders' Deficiency of Conversion Technologies
     International, Inc. and Subsidiaries for the nine month period ended March 31, 2000    5

   Consolidated Statements of Cash Flows of Conversion Technologies International, Inc.
      and Subsidiaries for the nine month periods ended March 31, 2000 and 1999 ........    6

   Notes to Consolidated Financial Statements ..........................................    7

   Management's Discussion and Analysis of Financial Condition and Results of Operations   14

   Quantative and Qualitative Disclosure about Market Risk .............................   19

Part II - Other Information ............................................................   19

                   Conversion Technologies International, Inc.

                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                  March 31,       June 30,
                                                                    2000            1999
                                                                -----------    -----------
                                                                (Unaudited)      (Audited)
                                 Assets
Cash and cash equivalents ...................................   $    13,036    $    60,954
Accounts receivable, less allowance for doubtful accounts of
    $68,146 at March 31, 2000 and June 30, 1999 .............       201,466        104,350
Inventories .................................................       269,476        283,029
Prepaid expenses and other current assets ...................       105,117        156,701
                                                                -----------    -----------
Total current assets ........................................       589,095        605,034

Property, plant and equipment:
    Land ....................................................        75,000         75,000
    Building and improvements ...............................       675,000        675,000
    Machinery and equipment .................................       815,624      1,022,053
    Construction in progress ................................        23,671             --
                                                                -----------    -----------
                                                                  1,589,295      1,772,053
    Less accumulated depreciation ...........................      (391,482)      (269,841)
                                                                -----------    -----------
                                                                  1,197,813      1,502,212

Other assets, less accumulated amortization of $73,754 and
    $123,346 at March 31, 2000 and June 30, 1999 respectively        79,982        106,398
                                                                -----------    -----------
                                                                $ 1,866,890    $ 2,213,644
                                                                ===========    ===========

                Liabilities and stockholders' deficiency

Notes payable ...............................................   $        --    $   121,915
Accounts payable ............................................     1,341,136      1,495,153
Reserve for disposal ........................................       273,000        301,000
Accrued expenses ............................................     1,073,965        994,559
Investment tax credit payable ...............................       235,000        235,000
Current portion of capital lease obligations ................        10,495         14,688
Current portion of long-term debt ...........................     1,334,555      2,514,496
                                                                -----------    -----------
Total current liabilities ...................................     4,268,151      5,676,811

Long-term debt, less current portion ........................            --      1,528,085

Stockholders' deficiency:
    Series A Convertible Preferred Stock, $ .001 par value,
    authorized 880,000 shares, issued and outstanding 512,430
    and 545,830 shares at March 31, 2000 and June 30, 1999
    respectively ............................................           512            546
    Series B Convertible Preferred Stock $.001 par value
    authorized 6,000,000 shares issued and outstanding
    4,819,634 shares at March 31, 2000 ......................         4,820             --
    Common Stock, $.00025 par value, authorized 200,000,000
    shares, issued and outstanding 7,615,045 and 6,947,045
    shares at March 31, 2000 and June 30, 1999 respectively .         1,904          1,737
    Additional paid-in capital ..............................    35,671,987     33,353,485
    Unearned stock compensation .............................       (39,434)       (57,246)
    Accumulated deficit .....................................   (38,041,050)   (38,289,774)
                                                                -----------    -----------
Total stockholders' deficiency ..............................    (2,401,261)    (4,991,252)
                                                                -----------    -----------
                                                                $ 1,866,890    $ 2,213,644
                                                                ===========    ===========

See accompanying notes.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                     Three months ended                  Nine months ended
                                                                           March 31,                           March 31,
                                                                    2000              1999               2000             1999
                                                               ------------------------------        -----------------------------
Revenue                                                        $   393,298            280,790            912,720            749,411

Cost of goods sold                                                 272,750            341,502            812,492            964,770
                                                               -----------        -----------        -----------        -----------

Gross Profit (Loss) on sales                                       120,548            (60,712)           100,228           (215,359)

Selling, general and administrative                                212,800            415,465            697,520          1,114,522
                                                               -----------        -----------        -----------        -----------

Loss from operations                                               (92,252)          (476,177)          (597,292)        (1,329,881)

Gain on disposal of equipment                                      163,769                 --            163,769                 --

Interest and other income                                           28,638                382             60,203              9,170

Interest expense                                                    31,067            129,221            183,252            364,194
                                                               -----------        -----------        -----------        -----------

Income (Loss) before extraordinary item                             69,088           (605,016)          (556,572)        (1,684,905)

Extraordinary item - gain on debt
      retirement                                                        --                 --            805,296                 --
                                                               -----------        -----------        -----------        -----------

Net income (loss)                                                   69,088           (605,016)           248,724         (1,684,905)

Preferred stock dividends                                         (157,585)          (193,299)          (396,400)        (1,045,644)
                                                               -----------        -----------        -----------        -----------
Net (loss) applicable to
      Common Stock                                             $   (88,497)       $  (798,315)       $  (147,676)       $(2,730,549)
                                                               ===========        ===========        ===========        ===========

Basic Earnings Per Common Share:
Loss before extraordinary item                                 $     (0.01)       $     (0.16)       $     (0.14)       $     (0.59)
Extraordinary item                                                      --                 --               0.12               0.03
                                                               -----------        -----------        -----------        -----------
Net income (loss) applicable to
      Common Stock                                             $     (0.01)       $     (0.16)       $     (0.02)       $     (0.56)
                                                               ===========        ===========        ===========        ===========

Weighted average number of
      common shares outstanding                                  6,874,491          4,862,486          6,706,903          4,861,765

See accompanying notes

                   Conversion Technologies International, Inc.
                                and Subsidiaries

               Consolidated Statement of Stockholders' Deficiency

                        Nine Months Ended March 31, 2000

                                   (Unaudited)

                                     Series A Preferred Stock        Series B Preferred Stock             Common Stock
                                    -----------------------------------------------------------------------------------------
                                       Number                           Number                       Number
                                      of Shares           Amount      of Shares        Amount      of Shares         Amount
                                    -------------------------------------------------------------------------------------------
Balance at June 30, 1999                545,830    $        546                                     6,947,045   $      1,737

  Series A Preferred Stock
    converted into Common Stock         (33,400)            (34)                                      668,000            167

  Stock compensation

  Issuance of Series B Preferred
   Stock, net of issuance costs                                       1,875,000   $      1,875

  Conversion of debt to
    Series B Preferred Stock                                          2,944,634   $      2,945

  Preferred Stock dividends

  Net Income
                                       -------------------------------------------------------------------------------------
 Balance at March 31, 2000              512,430    $        512       4,819,634   $      4,820      7,615,045   $      1,904
                                       =====================================================================================


                                     Additional         Unearned                         Total
                                      Paid-In            Stock       Accumulated     Stockholders'
                                      Capital         Compensation     Deficit        Deficiency
                                   -------------------------------------------------------------
Balance at June 30, 1999           $ 33,353,485    $    (57,246)   $(38,289,774)   $ (4,991,252)

  Series A Preferred Stock
    converted into Common Stock            (133)                                             --

  Stock compensation                                     17,812                          17,812

  Issuance of Series B Preferred
   Stock, net of issuance costs         951,202                                         953,077

  Conversion of debt to
    Series B Preferred Stock          1,763,833                                       1,766,778

  Preferred Stock dividends            (396,400)                                       (396,400)

  Net Income                                                            248,724         248,724
                                   -------------------------------------------------------------
 Balance at March 31, 2000         $ 35,671,987    $    (39,434)   $(38,041,050)   $ (2,401,261)
                                   ============================================================

See accompanying notes

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                            For the nine months ended
                                                                                   March 31,
                                                                               2000         1999
                                                                          ---------------------------
Operating activities
Net (loss) income                                                         $   248,724    $(1,684,905)
Adjustments to reconcile net (loss) income to net cash
   (used in) operating activities:
      Depreciation expense                                                    104,970        108,377
      Amortization expense                                                     10,872         19,151
      Amortization of discount on notes payable                                    --         97,200
      Gain on disposal of equipment                                          (163,769)            --
      Extraordinary item - gain on debt retirement                           (805,296)            --
      Stock compensation expense                                               17,812         44,254
      Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                             (97,116)        43,753
       Decrease in inventories                                                 13,553          3,311
       (Increase) decrease in prepaid expenses and other current assets        51,584        (71,204)
       Decrease (increase) in other assets                                     (8,456)           850
       Decrease in reserve for disposal                                       (28,000)
       Increase (decrease) in accounts payable, reserve for
        disposal and other accrued expenses                                   (59,002)       493,026
                                                                          -----------    -----------
Net cash used in operating activities                                        (714,124)      (946,187)

Investing activities
Capital expenditures                                                          (23,829)       (91,513)


Proceeds from disposal of equipment                                           387,027             --
                                                                          -----------    -----------
Net cash provided by (used in) investing activities                           363,198        (91,513)

Financing activities
Issuance of notes payable                                                          --      1,027,778
Payment of notes payable                                                     (121,915)       (16,048)
Proceeds from issuance of long-term debt                                       76,039             --
Principal payments on long-term debt                                         (600,000)        (9,758)
Principal payments under capital lease obligations                             (4,193)       (19,592)
Issuance of Series  B Preferred Stock net of offering costs                   953,077             --
                                                                          -----------    -----------
Net cash provided by financing activities                                     303,008        982,380
                                                                          -----------    -----------

Decrease in cash and cash equivalents                                         (47,918)       (55,320)
Cash and cash equivalents at beginning of period                               60,954        168,483
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $    13,036    $   113,163
                                                                          ===========    ===========
Supplemental disclosure of cash flow information
Interest paid                                                             $    31,067    $    55,500
                                                                          ===========    ===========

Non cash investing and financing activities
 Long-term debt converted to Series B Preferred Stock                       1,766,778             --
 Decrease in additional paid in capital due to Series A Preferred Stock
  converted into Common Stock                                                     133          3,670
 Dividends accrued on Series A Preferred Stock                                396,400             --

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended June 30, 1999 included in the Company's annual report on Form 10-KSB. The results of operations for the nine and three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money and as a result all of the Company's debt has been classified as a current liability at March 31, 2000.

On September 24 and December 8, 1999 (see Note 7), the Company sold in a Private Placement 4,819,634 shares of Series B Convertible Preferred Stock for which the Company accepted $1,125,000 in cash and the conversion and cancellation of $1,767,000 of debt including accrued interest. From the cash proceeds, $600,000 was paid to Empire State Development Corporation ("ESDC") in full satisfactions of loans with principal balances of $1,220,980 which resulted in a gain on debt retirement (See Note 6). This conversion, pay-off and forgiveness of debt totaling $2,987,980 will significantly reduce interest expense which was approximately $477,000 for the year ended June 30, 1999. In September 1999, the Company leased a portion of its Dunkirk plant and is exploring various alternatives for the use of the remaining portion of the plant to generate additional revenues. The Company conducted an equipment auction in January 2000 at Dunkirk. Also in September 1999 the Company entered into a distribution agreement with a major building products supplier for the sale and distribution of decorative particles for the pool industry.

Although management believes that as a result of the above Private Placement and sale of equipment and if all of the foregoing courses of action are achieved, it would allow the Company to continue as a going concern for the next year, there are no assurances that management will be successful in implementing all of these plans and eliminating the substantial doubt as to its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (Unaudited)

realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consist of the following:

                                                 March 31, 2000    June 30, 1999
                                                 --------------    -------------
                                                  (Unaudited)

Raw materials                                       $ 70,858            $ 35,562
Work-in-process                                       22,035              20,707
Finished goods                                       176,583             226,760
                                                    --------            --------

                                                    $269,476            $283,029
                                                    ========            ========

3. Revenue Recognition

With respect to revenue from product sales, including products created from processed waste materials, revenue is recognized only upon shipment to customers. For the three months ended March 31, 2000 ("2000"), 82.4% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers which represents 42.5%, 24.9% and 15.0% of total revenue, respectively.

For the three months ended March 31, 1999 ("1999"), 77.0% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers which represent 42.2%, 24.5% and 10.3% of total revenue, respectively.

For the nine months ended 2000, 91.4% of the Company's revenue was derived from three major customers. Revenue generated from each of these customers which represents 39.3%, 38.1% and 14.0% of total revenue, respectively.

For the nine months ended 1999, 51.3% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers which represents 26.4% and 24.9% of total revenue, respectively.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (Unaudited)

4. Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), a wholly owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the unprocessed waste materials on hand in the event that the conversion processes being developed were not successful. To date, the Company has disposed of 2,357 tons of waste materials which it had not been able to process, of which 1,220 tons were disposed of during the year ended June 30, 1999. The amount of unprocessed waste materials on hand was 843 tons at June 30, 1999 and less than 700 tons at March 31, 2000. From July 1, 1999 to March 31,2000, the Company decreased the reserve by $28,000 from $301,000 to $273,000. The decrease in the reserve, which resulted from the cleanup costs of waste material storage areas, have been credited against operations. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

5. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) attributable to common stockholders for the period, divided by the weighted average number of common shares outstanding during the period (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering. These shares are subject to cancellation if certain earning levels or market price of the Company's stock does not achieve certain levels by June 30, 2000). Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 37,345,358 stock options, 29,376,661 warrants, 10,248,600 shares underlying the Series A Preferred Stock and 96,392,680 shares underlying the Series B Preferred Stock.

6. Extraordinary Item

On September 24, 1999 from the cash proceeds of the Private Placement (see Note
7), the Company paid $600,000 to ESDC in full satisfaction of the Dunkirk-Term loan with the New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk-New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. The Company also wrote off approximately $24,000 of deferred financing costs and $150,000 of accrued interest relating to such debt. In addition, $165,500 was paid to the Company's former legal counsels in full settlement of accrued liabilities of $229,110 for past due professional services. These forgivenesses resulted in a net pretax gain to the Company of approximately $805,000,which is reported as an Extraordinary Item.

To the extent that Dunkirk is deemed to be insolvent immediately prior to such forgiveness by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

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

The Company accepted $1,125,000 in cash and the $1,766,778 in cancellation of debt and accrued interest. as consideration for the sale of the Series B Preferred. Of the debt converted, $1,652,778 was from two significant stockholders of the Company (the "Funds") who converted all of the debt and accrued interest owed to them under the Senior Secured Line of Credit Agreement (as amended, the "Credit Agreement"), the interim financing of February 22, 1999 and the July 7, 1999 borrowing.

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (Unaudited)

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

8. Recent Accounting Pronouncement

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

The particle segment manufactures, processes and markets decorative particles that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring and performance aggregates which can be used as structural and textural enhancers, fillers and additives, and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring, and glass and ceramic materials.

The abrasives and CRT segment manufactures, processes and markets industrial abrasives which can be used for surface cleaning and preparation applications such as in cleaning steel structures, railcars, aircraft parts and aircraft equipment. The Company has continued to shift its focus away from the industrial abrasives in favor of decorative particles and performance aggregates and has sold all of the equipment used to manufacture industrial abrasives at its Dunkirk plant (See Note 1). In addition, the Company has

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (Unaudited)

converted the Dunkirk facility into rental property. The Company has leased 33,000 square feet of the space under a short term lease and is seeking to lease the remaining space of approximately 170, 000 square feet.

The following table shows revenues and operating (loss) and other financial information by segment as of and for the periods ended March 31, 2000 and 1999

                                    Three Months Ended           Nine Months Ended
                                         March 31                    March 31
                                     2000         1999           2000          1999
                                     -----------------           ------------------
                                       (Unaudited)                  (Unaudited)
Revenue
      Particles                 $   384,176    $   256,210    $   886,690    $   548,195
      Abrasives and CRT               9,122         24,580         26,030        201,216
                                -----------    -----------    -----------    -----------
                                $   393,298    $   280,790    $   912,720    $   749,411
                                ===========    ===========    ===========    ===========

Operating (Loss)

      Particles                 $    33,262    $  (122,805)   $  (131,000)   $  (509,947)
      Abrasives & CRT                    --        (42,281)       (14,776)        91,694
      Corporate                    (125,514)      (311,091)      (451,516)      (911,628
                                -----------    -----------    -----------    -----------
                                $   (92,252)   $  (476,177)   $  (597,292)   $(1,329,881)
                                ===========    ===========    ===========    ===========

Depreciation and Amortization

      Particle                  $    32,761    $    41,558    $   106,652    $   102,509
      Abrasives & CRT                    --          1,850             --          8,370
      Corporate                       3,063          2,997          9,190         16,649
                                -----------    -----------    -----------    -----------
                                $    35,824    $    46,405    $   115,842    $   127,528
                                ===========    ===========    ===========    ===========

                   Conversion Technologies International, Inc.
                                And Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

                                                  Three Months Ended        Nine Months Ended
                                                         March 31                 March 31
                                                    2000         1999        2000         1999
                                               -----------------------   -----------------------
                                                       (Unaudited)               (Unaudited)
Interest and Other Income
      Particles                                $      262   $       --   $      518   $       --
      Abrasives and CRT                            24,830           --       53,710        5,121
      Corporate                                     3,546          382        5,975        4,049
                                               ----------   ----------   ----------   ----------
                                               $   28,638   $      382   $   60,203   $    9,170
                                               ==========   ==========   ==========   ==========

Interest Expense

      Particles                                $      450   $      385   $    4,929   $      385
      Abrasives and CRT                            29,210       42,016      128,521      145,118
      Corporate                                     1,407       86,820       49,802      218,691
                                               ----------   ----------   ----------   ----------
                                               $   31,067   $  129,221   $  183,252   $  364,194
                                               ==========   ==========   ==========   ==========

Extraordinary Item - Gain on Debt Retirement

      Particles                                $       --   $       --   $       --   $       --
      Abrasives and CRT                                --           --      747,172           --
      Corporate                                        --           --       58,124           --
                                               ----------   ----------   ----------   ----------

                                               $       --   $       --   $  805,296   $       --
                                               ==========   ==========   ==========   ==========

Identifiable Assets

      Particles                                                          $  990,361   $  884,515
      Abrasives and CRT                                                     764,303    1,650,618
      Corporate                                                             112,226       93,910
                                                                         ----------   ----------
                                                                         $1,866,890   $2,629,043
                                                                         ==========   ==========

Capital Expenditures

      Particles                                                          $   23,829   $   80,419
      Abrasives and CRT                                                  $       --        4,269
      Corporate                                                          $       --   $    6,825
                                                                         ----------   ----------
                                                                         $   23,829   $   91,513
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

Results of Operations

Three Months ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

Consolidated revenues for 2000 were approximately $393,000 consisting of decorative particles and performance aggregates sales of approximately$ 384,000 and sales of ALUMAGLASS remaining inventory for approximately $9,000. For the same three-month period of 1999, the Company's consolidated revenues were approximately $281,000 consisting of decorative particles and performance aggregates sales of approximately $256,000 and ALUMAGLASS sales of approximately $25,000. The increase of $137,000 in sales of decorative particles and performance aggregates result from continuing growth in that business which the Company is focusing upon. The decrease of $16,000 in sales of ALUMAGLASS is as a result of ceasing operations at the Dunkirk plant in the second quarter of fiscal 1999 and the CRT sales stopping as a result of the Company subcontracting those operations to a third party.

The decrease in cost of goods sold of approximately $69,000 from $342,000 in 1999 to $273,000 in 2000 is due to implementing cost improvements especially by the efficient use of pigments and better purchasing techniques for quartz.

As a result of the above increase in revenues of $112,000 and decrease in cost of goods sold of $69,000, the Company's gross margin increased by $181,000 to a gross profit of $121,000 for 2000 compared to a gross loss of $60,000 for 1999. The increased sales and decreased costs of production for decorative particles and performance aggregates is mainly due to the Company's concentration of placing its product in an aggressive distribution position and realizing effective cost reductions.

Selling, general and administrative expenses decreased by $202,000 to approximately $213,000 for 2000 as compared to approximately $415,000 for the same 1999 period. This decrease was primarily the result of a $147,000 decrease in legal fees and a $14,000 decrease in salary, payroll taxes and fringe benefits due to a reduction in staffing.

The Company realized a gain of approximately $164,000 from an equipment auction conducted in January 2000 at Dunkirk.

Interest and other income increased by $28,000 from approximately $0 for 1999. The increase was primarily brought about by space rental at Dunkirk for approximately $25,000 and space rental at St. Augustine for approximately $2,000.

Interest expense decreased by $98,000 to approximately $31,000 for 2000 from approximately $129,000 for 1999. The decrease was primarily attributable to the cancellation of debt in exchange for the Series B Preferred Stock and satisfaction of loans in September 1999 for the total reduction of debt of approximately $2,988,000.

Preferred stock dividends decreased by approximately $36,000 from approximately $194,000 for 1999 to approximately $158,000 for 2000 due to a decrease in preferred stock resulting from Series A preferred stock being converted into common stock.

Nine Months ended March 31, 2000 Compared to Nine Months ended March 31, 1999.

Consolidated revenues for 2000 were approximately $913,000 consisting of decorative particles and performance aggregates sales of approximately $887, 000 and ALUMAGLASS sales of approximately $26,000. For the same nine month period of 1999, the Company's consolidated revenues were approximately $749,000 consisting of decorative particles and performance aggregates sales of $548,000, ALUMAGLASS sales of approximately $185,000 and CRT glass recycling fees of approximately $16,000 for combined total of approximately $201,000 for abrasives and CRT. The increase of $339, 000 in sales of decorative particles and performance aggregates is a result of the continuing growth in that business which the Company is focusing upon. The decrease of $175,000 in sales of ALUMAGLASS is as a result of ceasing operations at the Dunkirk plant in the second quarter of fiscal 1999 and that CRT sales stopped as a result of the Company subcontracting those operations to a third party.

The decrease in cost of goods sold of approximately $153,000 from $965,000 in 1999 to $812,000 in 2000 is a result of implementing cost improvements especially by the efficient use of pigments and better purchasing techniques for quartz.

As a result of the above increase in revenues of $339,000 and decrease in cost of goods sold of $153,000, the Company's gross margin improved by $315,000 to a profit of $100,000 for 2000 compared to a loss of $215,000 for 1999. The increased sales and reduced costs of production for decorative particles and performance aggregates is a result of focusing on operations in St. Augustine and reducing the Company's efforts in Dunkirk along with ongoing cost improvements

Selling general and administrative expenses decreased by $417,000 to approximately $697,000 for 2000 as compared to approximately $1,114,000 for the same 1999 period. This decrease was primarily the result of a $31,000 decrease for Board of Directors Options; a $209,000 decrease in professional fees for consultants, lawyers and accountants; a $14,000 decrease in employee options; a $12,000 decrease for telephone expenses; and a $117,000 decrease for salaries , payroll taxes and fringe benefits due to a reduction in staffing.

Interest and other income increased by approximately $51,000. The increase was primarily attributed to Dunkirk space rental of approximately $49,000 and St. Augustine space rental of approximately $2,000.

The Company realized a gain of approximately $164,000 from an equipment auction conducted in January 2000 at Dunkirk.

Interest expense decreased by $181,000 to approximately $183,000 for 2000 from approximately $364,000 for 1999. The decrease was primarily attributable to the cancellation of debt in exchange for the Series B Preferred Stock and the satisfaction of loans in September 1999 for the total reduction of debt of approximately $2,988,000

The Company recorded an extraordinary item (See note 6) for the gain on debt retirement of $805,000 in 1999 as a result of a gain of $747,000 on the satisfaction of two loans paid-off to the ESDC and a gain of $58,000 for the accounts payable forgiveness granted to the Company by its former legal counsels.

Preferred stock dividends decreased by approximately $649,000 from approximately $1,045,000 for 1999 to approximately $396,000 for 2000 due to a decrease in preferred stock resulting from Series A preferred stock being converted into common stock.

Liquidity and Capital Resources

The Company's business is capital intensive. The Company has funded its operations principally from private debt and equity financing and the proceeds from its IPO. Presently, the Company has limited revenue, has suffered recurring losses from operations and has a net capital deficiency. The Company has a need for financing. Management has implemented operational changes and has restructured certain debt; however, management cannot predict the success of these operational changes. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. These issues also create an uncertainty as to the recoverability of recorded assets and satisfaction of liabilities.

Net cash used in operating activities for the nine months ended March 31, 2000 was $714,124. Net income for the period used cash of $586,687, net of non-cash charges for depreciation and amortization, the gain on debt retirement reported as an extraordinary item and stock compensation expense. In addition, cash was used for the net change of $127,437 in our operating assets and liabilities, consisting primarily of an increase in accounts receivable, a decrease in prepaid expenses and other current assets, a decrease in reserve for disposal and a decrease in accounts payable and other accrued expenses.

Net cash used in investing activities for the nine months ended March 31, 2000 was $23,829 for capital expenditures offset by the net proceeds from the disposal of fixed assets for $387,027. Net cash provided by financing activities for the period was $303,008. Of this amount, $953,077 was received from the cash sales of Series B Preferred net of offering costs and $76,039 was received from the issuance of debt. This cash provided was offset by the $600,000 payment on long-term debt and $126,108 in payments on notes payable and capital lease obligations.

On May 8, 1998, the Company entered into the Credit Agreement with the Funds which provided for a line of credit for up to $1,200,000 to which the Company had fully borrowed as of January 13, 1999. The line of credit was secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the line of credit accrued interest at an annual rate of 12%. In connection with the line of credit (including an amendment increasing the amount available thereunder by $90,000 (discussed below), the Company issued to the Funds warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 per share (after giving effect to antidilution adjustment as of December 8, 1998), subject to vesting as the borrowings occurred. As of December 15, 1998, the line of credit was amended to increase the amount available thereunder by $90,000. On February 22, 1999, the Funds provided the Aries Interim Financing to the Company in the amount of up to $150,000 (which the Company has borrowed). Also on July 7, 1999, the Funds provided additional financing to the Company in the amount of $20,000.

During the period commencing September 1998 and terminating in February 1999, Eckardt C. Beck, the Acting President and Chief Executive Officer of the Company, provided loans totaling $130,000 to the Company. The loans accrue interest at the rate of 12% per year and became due on September 1, 1999. The combined amount of principal and interest of $114,000 due Eckardt C. Beck at September 1, 1999 was converted to Series B Preferred Stock in September 1999. The remaining principal balance of $26,915 due Eckardt C. Beck was paid February 2000. As of March 31, 2000, Eckardt C. Beck has not received compensation and expenses aggregating $160,000.

In September and December of 1999, the Company raised $1,125,000 in cash and $1,766,778 in the form of conversion of debt and accrued interest in the Private Placement of 4,819,634 shares of the Series B Preferred with a par value of $.001 per share and a stated value of $0.60 per share. Each share of Series B Preferred is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. Commencing twelve months from the closing of the Private Placement, the holders of the Series B Preferred are entitled to receive dividends payable in cash or in shares of Series B Preferred stock at the option of the Company at the rate of 10% per annum. The Company accepted cash and the cancellation of debt as consideration for the sale of the Series B Preferred. Of the total proceeds $1,125,000 was in cash and $1,766,778 was in the form of cancellation of debt and accrued interest.

Of the debt converted, $1,652,778 was from the Funds who converted all of the principal and accrued interest owed to them under the Credit Agreement, the Aries Interim Financing and the July 7, 1999 borrowing. Also the Acting President and Chief Executive Officer converted $114,000 of the principal and accrued interest owed to him under the promissory note dated February 23, 1999.

From the cash proceeds of the Private Placement, $600,000 was paid to ESDC in full satisfaction of the Dunkirk-Term loan with New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk-New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. In addition, $165,000 was paid to the Company's former legal counsels in full settlement of accrued liabilities of $229,110 for past due professional services

As of March 31, 2000, the Company had approximately $1,163,000 in principal amount of indebtedness (excluding amounts borrowed under certain notes payable and capital lease obligations), consisting of (i) approximately $590,000 aggregate outstanding principal amount under various mortgage and secured equipment loans and (ii) approximately $573,000 aggregate outstanding principal amount under subordinated indebtedness from certain of the Company's CRT glass customers who provided financial assistance to the Company during its start-up phase. The Company's indebtedness is secured by liens on its fixed assets. The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures. Certain of the agreements related to such indebtedness contain customary covenants and default provisions. At March 31,2000, the Company was in violation of certain loan covenants and was in default in payment of principal and interest, related to the above $1,163,000 in debt, and as a result all of the debt has been classified as a current liability at March 31, 2000.

The Company's capital lease payments were approximately $4,000 for the nine months ended March 31, 2000 and are estimated to be approximately $10,000 for the fiscal year ending June 30, 2000, under current commitments. The Company has no other material commitments for capital expenditures.

The Company received waste materials for processing into finished goods inventory for sale to its customers. The Company has recorded a reserve for disposal of $273,000 and cleanup costs of waste material it has received which cannot be processed through the Company's current processing methods. The Company recorded a disposal reserve with respect to materials it cannot process because it is probable it will incur these costs on the ultimate disposition of the waste materials. The Company estimates that the disposal costs for material received by the Company that the Company cannot process, if and when incurred, will exceed the fees the Company was paid to accept such materials.

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

The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and the Company believes that such systems were already, or have been converted to be Year 2000 compliant. Conversion costs relating to the Year 2000 compliance have been immaterial and have been expensed as incurred. The Company has requested information regarding the computer systems of our primary customers, suppliers, creditors and financial service organizations and found that they were substantially Year 2000 Compliant. As of the date of this Report, the Company has experienced no Year 2000 disruptions to its operations since the year 2000 began. There is no assurance, however, that such primary organizations are actually Year 2000 compliant and that the Year 2000 issue will not adversely affect the Company's financial position or results of operations. The Company anticipates that its expenditures in addressing the Year 2000 issue will not have a material adverse affect on our financial position or results of operations.

Quantative and Qualitative Disclosure about Market Risk

None.

                           Part II - Other Information

Item 1. Legal Proceedings

Ferro Corporation filed a suit against the Company in St. Johns County Florida for recovery of damages for goods valued at approximately $30,000. The Company has reached an out of court settlement on May 9, 2000 with Ferro Corporation for a payment schedule to satisfy the debt.

CLI Industries filed a suit against the Company in St. Johns County Florida for recovery of damages for goods valued at approximately $15,000. The lawsuit with CL Industries has been dismissed on April 10, 2000 and both parties have agreed to a payment schedule.

The Company has filed a complaint on March 21, 2000 against Dlubak Company in Chautauqua County, New York seeking monetary damages in the amount of approximately $230,000 for breach of contract pertaining to services performed and failure to return company property. The Company has received the initial response from Dlubak on May 7, 2000 and no resolution has been reached.

The Company is not involved in any other material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The Company's indebtedness has been used to finance its facility, equipment and related capital expenditures and is secured by liens on its fixed assets. The agreements related to such indebtedness contain customary covenants and default provisions. At March 31, 2000, the Company was in violation of certain loan covenants and was in default in payment of principal and interest on its debt.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

         Exhibits

             27    Financial Data Schedule.

          Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.

      Dated: June 1, 2000                     /s/ Eckardt C. Beck
                                              -------------------
                                              Eckardt C. Beck
                                              Acting President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)


      Dated: June 1, 2000                     /s/ Carl Rang
                                              -------------
                                              Carl Rang
                                              Acting Chief Financial Officer and
                                              Controller
                                              (Principal Financial Officer)