Form 10KSB40
period 2000-06-30
CONVERSION TECHNOLOGIES INTERNATIONAL INC
filed 2000-11-24
CIK 923978

As filed with the Securities and Exchange Commission on November 27, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:                  Commission File No.:
             June 30, 2000                              000-28198

                  CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
       (Exact name of Small Business Issuer as specified in its charter)

                Delaware                                13-3754366
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                    I.D. Number)

          7 San Bartola Drive                             32086
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

                    Yes |X|                    No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended June 30, 2000 were $1,302,964. The aggregate market value of the common stock of the registrant, $.00025 par value per share (the "Common Stock"), held by non- affiliates of registrant was $76,012 as of June 30, 2000. As of June, 30 2000, the issuer had outstanding 7,615,045 shares of Common Stock.

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

The Company is engaged in the business of manufacturing and processing various substrates and advanced materials that visually and texturally enhance structural materials. These substrates and advanced materials include (1) decorative particles (exposed aggregates) that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring; and (2) performance aggregates which can be used as structural and textural enhancers, fillers and additives, and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring, and glass and ceramic materials.

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

Products

Decorative Particles

The Company's St. Augustine facility color coats various glass substrates to produce decorative particles. Decorative particles are widely used in the construction industry to visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring. Decorative particles are also incorporated into countertops and cabinetry. The Company believes that its color coating process yields a coating of superior visual quality and endurance compared to competing products and believes that there is a potential market for these products.

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

Manufacturing and Recycling Processes

Through October 1998, the Company crushed and screened its abrasives and performance aggregate products at its Dunkirk facility in Dunkirk, New York. The Company utilized its equipment, principally its post-melting, abrasives finishing equipment, to sort, clean and/or grind and crush the material into the desired form. The material was then packaged and shipped to customers. Currently the Company is not crushing and screening the material but is using its existing inventory to fill customer's orders.

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

Dependence on Certain Customers

The Company has a limited number of customers for all its products. For the year ended June 30, 2000 ("fiscal 2000"), 78.8 % of the Company's revenues was derived from three major customers. Revenue generated from each of these customers amounted to $581,000, $261,000 and $184,500, which represents 44.6%, 20.1.% and 14.1%of the total revenue, respectively.

The Company's main purchaser of decorative particles, Southern Grouts and Mortars Inc. ("SGM"), accounted for 44.6% of the Company's total revenue.

Sales and Marketing

After the termination of the distributor agreement with VANGKOE Industries Inc, ("VANGKOE") (covering decorative particles) in May 1998, the Company initiated a direct sales and marketing effort which targeted select manufacturers of swimming pool plasters and decking materials in the Southeastern United States.

In September 1999 the Company entered into a distribution agreement with TXI, a major building products supplier for the sale and distribution of decorative particles for the pool industry.

Intellectual Property

The Company has been granted two United States patents. The first patent was issued in December 1993 and relates to the Company's process for manufacturing abrasive particles from inorganic waste materials, including sludge from various industrial processes and waste water treatment, emission control dusts from high temperature industrial processes, fly ash from incineration of industrial and residential wastes and certain other process specific effluents. Examples of such inorganic wastes are: spent pot liner from the aluminum industry, refractory wastes from smelting, melting or refining furnaces, various types of slags and precipitants related to metal recovery operations, foundry sands, glass wastes, including television and computer monitor CRT glass, and certain wastes from the manufacture of ceramic products. The Company's second patent was issued in October 1995 and relates to the pre-melting batching process involved in the manufacture of the Company's abrasives. In addition, the Company has filed jointly with another party an application for a U.S. patent on the X-ray fluorescence technology that has been used in the Company's CRT glass recycling operations. The Company has three additional patent applications on file. These patent applications relate to ALUMAGLASS(R) and to the use of the Company's products as aggregates in construction materials. The Company's logo and ALUMAGLASS(R) are registered trademarks.

In connection with the agreement to terminate the distribution agreement with VANGKOE, the Company purchased the trademarks for CERAMAGLASS(TM) and CERAMAQUARTZ(TM) from VANGKOE for the sum of $50,000.

Additionally, the Company entered into a technology purchase agreement with Vangkoe.

Competition

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

To maximize market acceptance of the Company's manufacturing technology, the Company chose to focus its initial efforts on the development of recycling processes, materials and products which are most likely to qualify for exemptions or favorable regulatory treatment. For example, the Company used materials that are not solid wastes and are not subject to RCRA permitting requirements (as an example, reclaimed characteristically hazardous by-products or sludge). The Company handled secondary materials in a manner that allows such materials to qualify for exclusions under state or federal RCRA regulations (for example, use of materials as effective substitutes for other products in a manufacturing process), and the Company stored materials in an environmentally sound manner (for example, within the manufacturing building or on a concrete slab).

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

During fiscal 1999, the Company was carrying a potential environmental liability on its books which was caused by unprocessed materials at its Dunkirk facility. This liability was reduced in fiscal 1999 as a result of an agreement that the Company entered into with Dlubak which, in part, required the removal of all inventory of unprocessed CRT materials from its Dunkirk facility which was completed in November 1998. The Company intends to further reduce the liability if and when it can decrease the quantities of the remaining unprocessed waste materials on hand. In December, 1998, the Company was notified by NYSDEC that a remedial plan needs to be submitted regarding the completion of its petroleum storage tank removal project. The Company submitted its sampling plan and analysis results to the NYSDEC and received a reply that NYSDEC does not require any further remedial work at this time.

By June 30, 2000, all of the CRT materials had been removed from the Dunkirk facility. There still remains a limited liability due to other inventories on site. The Company is actively pursuing the sale of these materials or arranging for the proper disposal of them.

Employees

As of June 30, 2000, the Company had 11 full-time employees consisting of 8 employees in manufacturing and 3 employees in finance and administration. None of the Company's employees are subject to a collective bargaining agreement and the Company has not experienced any work stoppages, nor to the Company's knowledge, are any threatened.

Certain Significant Events

Private Placement

On September 24 and December 8, 1999, the Company sold in a Private Placement 4,819,634 shares of Series B Convertible Preferred Stock for which the Company accepted $1,125,000 in cash and the conversion of $1,767,000 of debt including accrued interest. From the cash proceeds, $600,000 was paid to Empire State Development Corporation ("ESDC") in full satisfactions of loans with principal balances of $1,220,980 which resulted in a gain on debt retirement. This conversion, pay-off and forgiveness of debt totaling $2,987,980 will significantly reduce interest expense which was approximately $477,000 for the year ended June 30, 1999. In September 1999, the Company leased a portion of its Dunkirk plant and is exploring various alternatives for the use of the remaining portion of the plant to generate additional revenues.

Extraordinary Item

On September 24, 1999 from the cash proceeds of the Private Placement the Company paid $600,000 to ESDC in full satisfaction of the Dunkirk-Term loan with the New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk-New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. The Company also wrote off approximately $24,000 of deferred financing costs and $150,000 of accrued interest relating to such debt. In addition, $165,500 was paid to the Company's former legal counsels in full settlement of accrued liabilities of $223,816 for past due professional services. These forgivenesses resulted in a net pretax gain to the Company of approximately $805,296, which is reported as an Extraordinary Item.

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

At June 30, 2000, the Company has approximately $27.5 million of net operating loss carryforwards, which expire, between 2006 and 2019. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carryforwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more that 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger, the completion of the IPO and the Series A Preferred Stock offering) and current shifts in ownership (the Series B Preferred Stock offering), the Company's ability to utilize its net operating loss carryforwards could be severely limited.

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

Dunkirk Auction

The Company realized a gain of approximately $164,000 from an equipment auction conducted in January 2000 at Dunkirk.

Amendment to Certificate of Incorporation

On September 24, 1999, the Company's Certificate of Incorporation was amended to increase the number of shares of Common Stock it is authorized to issue from 50 million to 200 million.

Risk Factors

As described in the "Introductory Note," certain statements made herein that are not historical are forward- looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future statements, including, among others, those described below.

Accumulated Deficit; History of Operating Losses; Going Concern Paragraph in Auditor's Report

The Company has experienced significant operating losses since its inception. The Company had an accumulated deficit of approximately $(38,242,000) at June 30,2000. The Company had net income of approximately $48,000 after the extraordinary gain of $805,000 for the fiscal year ended June 30, 2000, and a net loss of approximately $(2,106,000) for the fiscal year ended June 30, 1999. As a result, the Company has experienced a deficiency in cash flows from operations. Such losses have resulted principally from limited revenues from operations and costs associated with the development of the Company's technologies, general and administrative expenses and a number of large one-time, non-cash charges to operations. The Company expects to incur a substantial loss for the fiscal year ending June 30, 2001 and to continue to incur operating losses until such time, if ever, as product sales generate sufficient revenue to fund the Company's continuing operations. The Company received an explanatory paragraph in the report of its independent auditor accompanying its consolidated financial statements for the fiscal years ended June 30, 2000 and 1999, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. No assurance can be given that the Company will ever achieve profitable operations.

Need for Additional Financing; Possibility of Bankruptcy

The Company is in need of significant additional financing. At June 30, 2000, the Company had a net working capital deficiency of approximately $3,989,000. The Company presently has large past due payables and is in default on principal and interest payments with respect to substantially all of its indebtedness for borrowed money. The Company's limited cash resources have strained relations with suppliers and trade creditors and have caused certain suppliers to provide products and services only on a cash basis. The Company's creditors, whether lenders or trade creditors, could commence suit to enforce their debts (and certain creditors have commenced litigation) or could force the Company into bankruptcy. In the event of a bankruptcy, unless there are assets available after the satisfaction in full of the claims of creditors, there will be no recovery by the holders of equity. Furthermore, the Company's default on indebtedness entitles the lenders to accelerate their debt, liquidate their collateral and otherwise pursue the rights and remedies available to them pursuant to applicable law and their loan documents. The Company has no commitments or other arrangements for any future financing and there can be no assurance that any debt or equity financing will be available within the needed time frame. Furthermore, the Company's Certificate of Incorporation and the loan documents to which the Company is a party restrict its ability to incur additional debt. Any equity financing will be dilutive to the Company's stockholders and any debt finances will likely contain restrictive covenants and additional debt service requirements, which could adversely affect the Company's operating results. If the Company is not able to obtain additional financing, the Company may be required to significantly limit or even cease operations.

Substantial Indebtedness; Payment Defaults; Potential Loss of Collateral

At June 30, 2000, the Company had outstanding an aggregate of approximately $1,292,000 of indebtedness (excluding amounts borrowed under the Line of Credit, certain interim financing and capital lease obligations), substantially all of which is secured by the assets of its wholly-owned subsidiary Dunkirk. Accordingly, the Company is subject to all of the risks associated with substantial indebtedness, including the risk that cash flow may not be sufficient to make required payments of principal and interest on indebtedness. To the extent that substantially all of the Company's assets continue to be pledged, such assets will not be available to secure additional indebtedness, which may adversely affect the Company's ability to borrow in the future. Of the Company's $2,514,000 in indebtedness at June 30, 1999, $1,508,628 was owed to the ESDC. On June 22, 1998, the ESDC agreed to defer principal payments due under the loans through January 1, 1999 until the maturity date of the notes. The Company has negotiated with the ESDC and paid on September 24, 1999 a reduced amount of $600,000 as a payment in full of all amounts owed on two of the loans which had a principal balance of $1,220,980. The Company is currently in default with respect to principal and interest payments on the remaining ESDC loan with a principal balance of $287,648. In the event that the Company is unable to reach a settlement with the ESDC with respect to the Company's repayment of debt to the ESDC, ESDC, as a secured party, may be able to force a sale of the property located at the Dunkirk facility which secures the debt. In addition, most of the Company's indebtedness is subject to various covenants. In the event of a default in payment of outstanding indebtedness (such as currently exists), or in the event of a default arising out of a violation of any covenants, the Company, APT and/or Dunkirk may lose all or a portion of its assets and the Company, APT and/or Dunkirk may be forced to materially reduce its business activities or cease its operations. Certain of the instruments governing the Company's indebtedness also contain default provisions relating to insolvency and the inability to pay debts as they become due. See "Certain Relationships and Related Transactions."

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

New Management; Dependence on Key Personnel

The Company is and will be dependent on its key management personnel, Eckardt C. Beck, Acting President and Chairman of the Board, and Carl E. Rang, Chief Financial Officer. There can be no assurance that such individuals will be able to successfully implement the Company's strategies or that such individuals will remain with the Company. The loss of one or more of these individuals could have a material adverse effect on the business and operations of the Company. In addition, the Company will need to attract and retain other qualified individuals to satisfy its personnel needs. There can be no assurance that the Company will be successful in retaining its key management personnel or in attracting and retaining new employees.

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

Potential Conflicts of Interest Arising from Certain Related Party Transactions

The Company has entered into consulting agreements with Mr. Beck, and with certain principal stockholders and affiliates of certain directors and principal stockholders of the Company, pursuant to which, among other things, certain of such persons received warrants and pursuant to which certain of such persons will be entitled to receive success fees upon the completion of certain project development activities. Such agreements may result in conflicts of interest for the directors and principal stockholders who are, or whose affiliates are, parties to such consulting agreements. The Company, however, does not believe that the existence of such agreements will interfere with the ability of the Company's directors to discharge their fiduciary duties to the Company's stockholders. See "Certain Relationships and Related Transactions."

Outstanding Warrants, Options and Convertible Securities

As of June 30, 2000, the Company had outstanding 512,430 shares of Series A Convertible Preferred Stock convertible into 10,248,600 shares of Common Stock at a conversion price of $0.50 per share and 4,819,634 shares of Series B Convertible Preferred Stock convertible into 96,392,680 shares of Common Stock at a conversion price of $0.03 per share.

Also as of June, 30 2000, the Company had outstanding (1) 18,259,918 warrants to purchase an aggregate of 18,259,918 shares of Common Stock at exercise prices ranging from $0.66 to $5.28 per share; (2) options to purchase an aggregate of 1,052,257 shares of Common Stock at exercise prices ranging from $0.03 to $6.16 per share; and (3) non-qualified options to purchase 36,293,101 shares of Common Stock at an exercise price of $0.03 per share (consisting of options to purchase 18,146,550 shares issued to Mr. Beck, options to purchase 10,434,267 issued to five other directors of the Company, options to purchase 1,360,991 issued to one other officer of the Company and options to purchase 6,351,293 issued to two managers of the Company) which are not part of any of the Company's option plans. See "Certain Relationships and Related Transactions". Also, the Company had outstanding warrants to purchase 61,945 shares of Series A Preferred Stock at a per share exercise price of $9.82. The Company has reserved an aggregate of 690,000 shares of Common Stock for issuance under the Stock Option Plans and 710,000 shares of Common Stock under its Long-Term Plan (as defined below) as of the date of this Report. Holders of such warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by such warrants and options. In addition, the exercise of such warrants and options could have a material adverse effect on the market price of, and liquidity in the market for, shares of Common Stock. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected.

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

Item 2. Description of Properties

The Company owns its 230,000 square foot manufacturing facility in Dunkirk, New York. Such facility is subject to a first mortgage held by the New York Job Development Authority securing a promissory note issued to the Chautauqua Region Industrial Development Corporation, with respect to which approximately $287,648 principal amount was outstanding on June 30, 2000. In addition, such facility is subject to a second mortgage securing a promissory note issued to the former owner of the property as part of the purchase price therefore, with respect to which principal in the amount of approximately $253,638 was outstanding on June 30, 2000.

APT currently leases approximately 21,400 square feet of manufacturing and warehouse space in St. Augustine, Florida. The leases have expired and the Company is currently in negotiations to renew the lease.

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

In November 1998, Buchanan Ingersoll Professional Corporation filed a complaint in the Orange County Circuit Court of Florida (the "Circuit Court") against the Company. Buchanan Ingersoll, which until September 1998 acted as legal counsel to the Company, alleged that the Company owed it legal fees in the amount of $192,204. On March 11, 1999, the Circuit Court entered a final judgement in favor of Buchanan Ingersoll in the amount of $197,689. On September 24, 1999 the sum of $160,000 was paid to Buchanan Ingersoll in full settlement of the judgement and the parties executed mutual releases.

On or about July 1, 1999 an action was commenced against the Company by The Hartford in the Circuit Court of Orange County, Florida. The complaint seeks monetary damages of approximately $56,000 plus prejudgement interest and attorney's fees. The claims relate to premiums alleged to be owing under certain insurance policies. The action was dismissed on August 1, 2000.

Ferro Corporation filed a suit against the Company in St. Johns County Florida for recovery of damages for goods valued at approximately $30,000. The Company has reached an out of court settlement on May 9, 2000 with Ferro Corporation for a payment schedule to satisfy the debt.

CLI Industries filed a suit against the Company in St. Johns County Florida for recovery of damages for goods valued at approximately $15,000. The lawsuit with CLI Industries has been dismissed on April 10, 2000 and both parties have agreed to a payment schedule.

The Company has filed a complaint on March 21, 2000 against Dlubak Company in Chautauqua County, New York seeking monetary damages in the amount of approximately $230,000 for breach of contract pertaining to services performed and failure to return company property. The Company has received the initial response from Dlubak on May 7, 2000 and no resolution has been reached.

The Company is questioning the applicability of the technology agreement with Vangkoe as it relates to our present production processes. Royalty payments might be affected on this matter. This may go to arbitration.

On September 26, 2000, Niagra Mohawk Corporation filed a suit in Eire County, New York for recovery of damages for services provided to Dunkirk International Glass and Ceramics Corporation. These services are valued at approximately $330,000. The parties have not commenced discovery, and therefore, it is premature to evaluate Dunkirk's financial exposure at this time.

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

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock had been quoted on the Nasdaq SmallCap Market (the "SmallCap Market") under the symbol "CTIX" since May 16, 1996, the effective date of the Company's registration statement relating to its initial public offering of Common Stock (the "IPO"). On October 23, 1998, the Common Stock was delisted by Nasdaq and is currently listed on the Pink Sheets(R), a quotation medium operated by the National Quotation Bureau, LLC (the "Pink Sheets") under the symbol "CVTL". The following table sets forth, for each of the quarters indicated, the high and low bid prices per share of Common Stock as quoted on the SmallCap Market and the over- the-counter market (source, the Nasdaq-Amex Market Group). The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

       Quarter Ended                   High                        Low
--------------------------------------------------------------------------------
     June 30, 1998                    $1.375                     $0.625
     September 30, 1998               $1.09375                   $0.15625
     December 31, 1998                $0.3125                    $0.001
     March 31, 1999                   $1.25                      $0.0
     June 30, 1999                    $0.24                      $0.001
     September 30, 1999               $0.03                      $0.02
     December 31, 1999                $0.02                      $0.01
     March 31, 2000                   $0.13                      $0.0625
     June 30, 2000                    $0.01                      $0.01

As of June 30, 2000, the Company had approximately 871 holders of record of Common Stock.

No dividends have ever been declared or paid on the Company's Common Stock, and the Company does not anticipate declaring or paying dividends in the foreseeable future.

Sales of Unregistered Securities

There were no unregistered securities sold by the Company during the fiscal year ended June 30, 2000.

On September 24, 1999 and December 8,1999; the Company sold pursuant to the Private Placement an aggregate of 4,819,634 shares of Series B Convertible Preferred stock for which the Company accepted $1,125,000 in cash and the conversion of $1,767,000 of debt and accrued interest. The Series B Preferred was sold pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder. In connection with the sale of the Series B Preferred, the Company did not conduct any general advertisement or solicitation; each purchaser of the Series B Preferred represented that, among other things, the purchaser was an "accredited investor" as that term is defined in Regulation D and the purchaser was purchasing the shares of Series B Preferred for investment and not with a view to distributions. Appropriate legends were affixed to the certificates representing the Series B Preferred.

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

The holders of the Series B Preferred are also entitled to certain voting rights not shared by the holders of the Common Stock, so long as a majority of the Series B Preferred sold in the Private Placement remains outstanding. The affirmative vote of the holders of a least two-thirds of the Series B Preferred will be required for (1) the issuance of securities senior to or on a parity with the Series B Preferred with respect to dividends, voting or liquidation,
(2) any alterations to the rights of the Series B Preferred, (3) a liquidation, dissolution or sale of substantially all of the assets of the Company, (4) the incurrence of over $100,000 of indebtedness (other than borrowing under working capital lines of credit), and (5) the repurchase of any of the securities of the Company. In addition, the holders of the Series B Preferred are entitled to a liquidation preference in an amount per share equal to $0.81 plus declared and/or accrued but unpaid dividends, if any. Finally, the holders of the Series B Preferred are entitled to dividends, payable in cash or in Series B Preferred, at an annual rate of 10% beginning in September 2000. The Company must pay such dividend prior to any dividend declared on the Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since inception through June 30, 2000, the Company sustained cumulative losses of approximately $38,242,000. Such amount includes (1) a one-time, non-cash charge to operations of approximately $6,232,000 relating to the write-off of research and development (in-process) technologies that had not reached technological feasibility and, in the opinion of management, had no alternative use, which were purchased in conjunction with the Company's acquisition of Dunkirk in 1994,( 2) approximately $2,528,000 expensed as process development costs related to research and development of the Company's CRT glass processing and ALUMAGLASS(R) product lines, (3) a non-cash charge to operations of approximately $5,712,000 relating to the write-off of non-productive fixed assets during the quarter ended June 30, 1997, (4) an extraordinary item from the gain on debt retirement of approximately $6,425,000 during the fiscal year ended June 30, 1998, (5) a non-cash charge to operations of approximately $4,913,000 for the write down of property, plant and equipment held for sale during the quarter ended June 30, 1998, and (6) other operating losses including preferred stock dividends of $3,909,000. The Company will continue to incur losses until such time as revenues are sufficient to fund its continuing operations.

During fiscal 2000 the Company took a number of steps in an effort to preserve cash, reduce its costs and increase revenues. Raw material costs were reduced through the application of lower cost alternative substrates and coating materials. Investments in product development have been curtailed in fiscal 2000 and investments in sales and marketing were decreased for the year ending June 30, 2000. Manufacturing and operating overhead have also been reduced through payroll reductions and savings associated with non-productive equipment and processes that have been shut-down, such as the Company's Dunkirk facility. The Company is selling decorative particles produced by APT and hopes to increase revenue from this product line. The Company will also strive to increase sales of other abrasives and aggregates as it implements new marketing efforts. Implementation of the Company's business plan, however, is subject to obtaining the necessary financing.

In September 1999, the Company sold in a private placement 4,819,634 shares of Series B Convertible

Preferred Stock ("Series B Preferred") with a par value of $.001 per share and a stated value $0.60 per share. The Company accepted $1,125,000 in cash and the conversion of $1,767,000 of debt including accrued interest for the sale of the Series B Preferred. From the cash proceeds, $600,000 was paid to ESDC in full satisfaction of loans having aggregate principal balance of $1,221,000 and $160,000 was paid in settlement of past due professional services with an accrued liability of $229,110.

Because the Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency at June 30, 2000, the Report of Independent Auditors includes an explanatory paragraph indicating there is substantial doubt as to the Company's ability to continue as a going concern.

Results of Operations

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999.

Consolidated revenues for fiscal 2000 were approximately $1,303,000 consisting primarily of decorative particles and performance aggregates sales of approximately $1,275,000 and ALUMAGLASS(R) sales of approximately $28,000. For fiscal 1999 consolidated revenues were approximately $1,119,000 consisting primarily of decorative particles and performance aggregates sales of approximately $912,000, ALUMAGLASS(R) sales of approximately $133,000 and CRT glass recycling fees and related clean cullet sales of approximately $74,000. This increase in revenue of $184,000 is primarily a result of an increase of $363,000 in sales of decorative and performance aggregates, the Company's present primary focus, and $133,000 decrease in CRT glass recycling fees and related clean cullet sales and a $175,000 decrease in ALUMAGLASS(R) sales as a result of ceasing operations at the Dunkirk plant in the second quarter of fiscal 1999.

Cost of goods sold was approximately $1,166,000 for fiscal 2000 versus approximately $1,251,000 for the prior fiscal year, representing a decrease of approximately $85,000. The slight decrease was caused by a favorable product margin due to product mix and production efficiencies in the decorative particles and performance aggregates business.

As a result of the above increases in revenue of $184,000 and a decrease in cost of goods sold of $85,000, the Company's gross margin improved by $269,000 to $137,000 for fiscal 2000 compared to a loss of $131,000 for fiscal 1999. The increased level of sales and production of decorative particles and performance aggregates brought about this improved gross margin of $269,000.

Selling, general and administrative expenses decreased by $598,000 to $908,000 for fiscal 2000, as compared to $1,506,000 for fiscal 1999. This decrease was primarily the result of a $42,000 decrease in compensation expenses relating to capital stock; a $156,000 decrease for salaries, payroll taxes and fringe benefits due to a reduction in staffing; a $265,000 decrease in professional fees paid to consultants, legal and accounting; a $20,000 decrease in compensation expense related to the issuance of employee options; a $65,000 decrease in travel expense for the Corporate office; and a $50,000 decrease in expenses for the Corporate office including rent, telephone and office supplies.

Interest expense decreased by $239,000 to $238,000 for fiscal 2000 from $477,000 for fiscal 1999. The decrease was primarily attributable to the reduction in debt from the repayment and forgiveness described below which was partially offset by the interest accrued and discount amortized on the debt issued in 2000 and 1999.

The Company recorded an extraordinary item for the gain on debt retirement of $805,000 in 1999 as a result of a gain of $747,000 on the satisfaction of two loans paid to the ESDC and a gain of $58,000 for the accounts payable forgiveness granted to the Company by its former legal counsels.

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

Net cash used in operating activities for the twelve months ended June 30, 2000 was $650,107. Net income for the period used cash of $674,998 net of non-cash charges for depreciation and amortization, the gain on debt retirement reported as an extraordinary item, write-off of impaired inventory, bad debt expense and stock compensation expense. In addition, cash was used for the net change of $(30,549) in our operating assets and liabilities, consisting primarily of an increase in accounts receivable, a decrease in prepaid expenses and other current assets, a decrease in inventories, a decrease in reserve for disposal and a decrease in accounts payable and other accrued expenses.

Net cash provided by investing activities of $352,248 for the twelve months ended June 30, 2000 represents $34,779 for capital expenditures offset by the net proceeds from the disposal of fixed assets for $387,027. Net cash provided by financing activities for the period was $250,462. Of this amount, $953,077 was received from the cash sales of Series B Preferred net of offering costs and $35,000 was received from the issuance of debt. This cash provided was offset by the $600,000 payment to ESDC and $137,615 in payments on notes payable and capital lease obligations.

On May 8, 1998, the Company entered into the Credit Agreement with the Aries Funds which provided for a line of credit for up to $1,200,000 to which the Company had fully borrowed as of January 13, 1999. The line of credit was secured by the receivables and inventory of the Company and its subsidiaries. Amounts borrowed under the line of credit accrued interest at an annual rate of 12%. In connection with the line of credit (including an amendment increasing the amount available thereunder by $90,000 (discussed below), the Company issued to the Funds warrants to purchase an aggregate of 385,075 shares of Common Stock at an exercise price equal to $0.67 per share (after giving effect to antidilution adjustment as of December 8, 1998), subject to vesting as the borrowing occurred. As of December 15, 1998, the line of credit was amended to increase the amount available thereunder by $90,000. On February 22, 1999, the Funds provided the Aries Interim Financing to the Company in the amount of up to $150,000 (which the Company has borrowed). Also on July 7, 1999, the Funds provided additional financing to the Company in the amount of $20,000.

During the period from September 1998 through in February 1999, Eckardt C. Beck, the Acting President and Chief Executive Officer of the Company, provided loans totaling $130,000 to the Company. The loans accrued interest at the rate of 12% per year and became due on September 1, 1999. The combined amount of principal and interest of $114,000 due Eckardt C. Beck at September 1, 1999 was converted to Series B Preferred Stock in September 1999. The remaining principal balance of $26,915 due Eckardt C. Beck was paid February 2000. As of June 30, 2000, Eckardt C. Beck was owed consulting fees and expenses aggregating $212,880.

In September and December of 1999, the Company raised $1,125,000 in cash and $1,766,778 in the form of conversion of debt (as described above) and accrued interest in the Private Placement of 4,819,634 shares of the Series B Preferred with a par value of $.001 per share and a stated value of $0.60 per share. Each share of Series B Preferred is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. Commencing twelve months from the closing of the Private Placement, the holders of the Series B Preferred are entitled to receive dividends payable in cash or in shares of Series B Preferred stock at the option of the Company at the rate of 10% per annum.

Of the debt converted, $1,652,778 was from the Funds who converted all of the principal and accrued interest owed to them under the Credit Agreement, the Aries Interim Financing and the July 7, 1999 borrowing. Also the Acting President and Chief Executive Officer converted $114,000 of the principal and accrued interest owed to him under the promissory note dated February 23, 1999.

From the cash proceeds of the Private Placement, $600,000 was paid to ESDC in full satisfaction of the Dunkirk-Term loan with New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk-New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. In addition, $165,500 was paid to the Company's former legal counsels in full settlement of accrued liabilities of $223,816 for past due professional services.

The Company's capital lease payments were approximately $4,200 for the year ended June 30, 2000. The Company has no material commitments for capital expenditures.

The Company has federal net operating loss carry forwards that amounted to approximately $27.5 million at June 30, 2000, which expire between 2006 and 2020. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of net operating loss carry forwards is limited if there has been a change in control (ownership) of the Company. Although a comprehensive evaluation has not yet been performed, it is likely that due to historical equity finances, the Company's ability to utilize its net operating loss carry forwards could be severely limited.

Reserve for Disposal

Dunkirk International Glass and Ceramics Corporation ("Dunkirk"), a wholly owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the unprocessed waste materials on hand in the event that the conversion processes being developed were not successful. To date, the Company has disposed of 2,357 tons of waste materials which it had not been able to process, of which 1,220 tons were disposed of during the year ended June 30, 1999. The amount of unprocessed waste materials on hand was 843 tons at June 30, 1999 and less than 700 tons at June 30, 2000 From July 1, 1999 to June 30, 2000, the Company decreased the reserve by $28,000 from $301,000 to $273,000. The decrease in the reserve resulted from the cleanup costs of waste material storage areas. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

Pending Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2)

the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 2000 to affect its financial statements.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for the purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15,1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have a material effect on the Company's historical financial position or results of operations but may impact the accounting for grants or awards in future periods

On December 3, 1999 the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB101 was initially effective for the Company's first fiscal of fiscal year beginning after December 15, 1999. However, SAB 101B was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December15, 1999. The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.

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

      Carl E. Rang               Acting Chief Financial Officer and Controller

      The name, business address, present principal occupation of employment and five (5) year employment history of each of the directors and executive officers of the Company are set forth below. All such individuals are citizens of the United States unless otherwise indicated.

                                        Position(s) with the Company; Principal
                                        occupation or Employment; Five (5) Year-
Name, Age and Business Address          Employment History
------------------------------          ------------------

Eckardt C. Beck (57)                    Mr. Beck has been serving as acting
                                        President and Chief Executive Officer of
Conversion Technologies International,  the Company since October, 1998.  Mr.
Inc.                                    Beck has been a director of the Company
7 San Bartola Drive                     since February 1995 and Chairman of the
St. Augustine, FL 32086                 Board since February 1997.  Mr. Beck
                                        also served as Acting President and
                                        Chief Executive Officer from June to
                                        August 1997.  Mr. Beck served as the
                                        Chairman and Chief Executive Officer of
                                        Air & Water Technologies Corporation
                                        from October 1987 through June 1994 and
                                        as director from June 1990 through
                                        November 1994. Mr. Beck has served as
                                        Chairman and Chief Executive Officer of
                                        other environmental technologies
                                        companies prior to 1987.  Mr. Beck also
                                        served as the Assistant Administrator of the United States Environmental
                                        Protection Agency in charge of the
                                        national water and waste programs and as the Regional Administrator of EPA Region
                                        2.

Douglas M. Costle (61)                  Mr. Costle was appointed to the
                                        Company's Board of Directors in October
Rural Route #2, Box 480                 1997.  Mr. Costle has been a director of
Woodstock, VT 05091                     Niagara Mohawk Power Corporation, a
                                        publicly-held utility company, since
                                        January 1991. Mr. Costle is currently a director of several privately-held technology companies and is an
                                        Independent Trustee of John Hancock
                                        Mutual Funds.  Retired since 1992, Mr.
                                        Costle served as Dean of Vermont Law
                                        School from 1987 to 1992 and is a former
                                        Administrator of the U.S. Environmental
                                        Protection Agency. Currently, Mr. Costle is inactive on medical leave.

Stephen D. Fish (54)                    Mr. Fish was appointed to the Company's
                                        Board of Directors in October 1997.  Mr.
Fish Enterprises                        Fish has been President of Fish
302 West Main Street, Suite 155         Enterprises, a privately-held real
Avon, CT 06001                          estate development and management
                                        company, since 1970.  Mr. Fish also
                                        serves on the Advisory Board of Fleet
                                        Bank of Connecticut.

Peter H. Gardner (34)                   Mr. Gardner has been a director of the
                                        Company since October 1995.  Since
Media Technology Ventures               January 1998, Mr. Gardner has been a
1 First Street, Suite 2                 principal of Media Technology Ventures,
Los Altos, CA 94022                     a privately-held venture capital firm.
                                        From July 1994 through December 1997,
                                        Mr. Gardner was a Vice President of
                                        Technology Funding Inc., the Managing
                                        General Partner of two investment funds
                                        which are stockholders of and
                                        consultants to the Company.  See
                                        "Security Ownership of Certain
                                        Beneficial Owners, Directors and
                                        Management" and "Certain Relationships
                                        and Related Transactions."  Mr. Gardner
                                        held the position of Project Leader and
                                        Project Scientist at Roy F. Weston,
                                        Inc., an environmental engineering firm, from June 1990 through August 1993.
                                        Mr. Gardner was pursuing a graduate
                                        degree in business administration
                                        between September 1993 and June 1995.

Alexander P. Haig (48)                  Mr. Haig has been a director of the
                                        Company since May 1996.  Since February
Sky Station International               1996, Mr. Haig has been President and
1824 "R" Street, N.W.                   Chief Operating Officer of Sky Station
Washington, D.C. 20009                  International Inc., a privately-held
                                        telecommunications company.  Mr. Haig
                                        has served since 1988 as a principal and legal counsel to Worldwide Associates,
                                        Inc., a privately-held business adviser
                                        to both United States and foreign
                                        countries for marketing and sales
                                        activities. Prior to 1988, Mr. Haig was an attorney in private practice.

Irwin M. Rosenthal (71)                 Mr. Rosenthal has been a director of the
                                        Company since May 1996.  Mr. Rosenthal
Graham & James LLP                      is an attorney and since 1960 has
885 Third Avenue, 21st Floor            specialized in securities law.  He is
New York, N.Y. 10022                    currently a partner at Graham & James
                                        llp.  Prior to July 1998, Mr. Rosenthal
                                        was a partner at Rubin Baum Levin
                                        Constant & Friedman. Mr. Rosenthalis
                                        also a director of Magna-Lab, a
                                        publicly-traded chemical and medical
                                        technology company. He is also a
                                        director of Life Medical Sciences, Inc., a publicly-traded medical technology company, and Echocath, Inc., a publicly-traded medical technology company.

Carl E. Rang (65)                       Mr.Rang has been the Acting Chief
                                        Financial Officer of the Company since
Conversion Technology International,    December 1999.  From July 1994 to
Inc.                                    November 1999, Mr. Rang was Chief
7 San Bartola Drive                     Financial Officer for Richey
St. Augustine, FL 32086                 International, Ltd

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

Compensation Committee: Peter H. Gardner and Douglas M. Costle

Fairness Committee: Alexander P. Haig and Stephen D. Fish

Nominating Committee: Peter H. Gardner and Douglas M. Costle

Limitation of Liability and Indemnification Matters

The Company's Certificate of Incorporation contains provisions to indemnify its directors and officers to the fullest extent permitted by Delaware law, and also includes provisions to eliminate the personal liability of the directors and officers of the Company and its stockholders to the fullest extent permitted by Delaware law. Under current law, such exculpation would extend to an officer's or director's breaches of fiduciary duty, except for (1) breaches of such person's duty of loyalty, (2) those instances where such person is found not to have acted in good faith and (3) those instances where such person received an improper personal benefit as a result of such breach.

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


                                                                     Long Term
                                                                   Compensation

                                                                 Awards       Payouts
                                                               Securities
                                                   Other       Underlying                   All
     Name and     Fiscal     Salary               Annual        Options/        LTIP       Other
    Principal      Year       ($)      Bonus    Compensatio       SARs        Payouts    Compensa
    Position                            ($)          n                                     tion
-----------------         -------------------- ------------- --------------- ---------- -----------
Eckardt C.         2000        --        --     120,000(1)          --                      --
Beck               1999        --        --     120,000(1)                                  --
Acting             1998                  --      85,677(1)     300,000(2)                   --
President &        1997    52,000(1)                            10,121(3)
Chief Executive
Officer from
October 1998 to
date and from
June 1997 to
August 1997

-----------------

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

The Company has reserved 440,000, 250,000 and 710,000 shares, respectively, of its Common Stock for issuance upon the exercise of options and awards granted under the Employee, Non-Employee and Long-Term Plans, respectively. At June 30, 2000, the Company has reserved 1,414,392 shares of Common Stock for the exercise of all options.

Under the Non-Employee Plan, options to purchase an aggregate of 167,918 shares are outstanding as of June 30, 2000. These options vest in full one year after the date of grant and expire ten years from the date of grant.

Under the Employee Plan, options to purchase an aggregate of 257,639 shares are outstanding as of June 30, 2000. These options vest one-third on each of the first three anniversaries of the date of grant and expire on the seventh anniversary of the date of grant.

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth information (on an aggregate basis) concerning exercises of stock options during fiscal 2000 by each of the Named Executive Officers and the final year-end value of unexercised options.

                                                         Number of
                                                         Securities                   Value of
                                                         Underlying                 Unexercised
                                                        unexercised                "In-the-Money"
                                                       Options/SARs at             Options/SARs at
                                                       Fiscal Year-End           Fiscal Year-End (1)
                                                      --------------------------------------------------
                         Shares
                        Acquired        Value                     Unexercis-                Unexercis-
Name                  on Exercise     Realized      Exercisable      Able     Exercisable       Able
----                  -----------     --------      ----------    ---------   ----------    ----------
Eckardt C. Beck           --             --         18,337,888     120,000       $ -          $ -

(1) Calculated based on the difference between the exercise price and the closing price of a share of the Common Stock on the over-the- counter market on June 30, 2000.

401(k) Plan

The Company established a 401(k) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements effective August 1, 1998. The Company's contribution to the plan is determined by the Board of Directors and is limited to a maximum of 100% of the employee's contribution and 6% of the Employee's compensation. Contributions made to the plan for the fiscal year ended June 30, 2000 were $4,845.

Compensation of Directors

In fiscal 2000, directors who were full-time employees of the Company received no cash compensation for services rendered as members of the Board or committees thereof. Directors who were not full-time employees of the Company received reimbursement of out-of-pocket expenses for attendance at Board meetings. Non-Employee directors received no other compensation for their services as directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of June 30, 2000, certain information as to the stock ownership and voting power of all persons (or groups of persons) known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, each director of the Company, each of the executive officers included in the Summary Compensation Table and all directors and executive officers as a group.

                                   Number of Shares      Percentage of Voting
Name of Beneficial Owner(1)      Beneficially Owned (2)       Power (3)
--------------------------       ---------------------        ---------
Eckardt C. Beck (4)                  10,278,021                  9.0

Peter H. Gardner (5)                    164,754                    *

Alexander P. Haig (6)                   133,537                    *

Douglas M. Costle (7)                   133,416                    *

Stephen D. Fish (8)                   3,492,425                  3.1

Irwin M. Rosenthal (9)                  133,537                    *

John G. Murchie (10)                    524,060                    *

All officers and directors as        14,859,750                 13.0
  a group (7) persons) (11)

Lancaster Investment Partners (12)   10,000,000                  8.8
  500 N. Gulph Road
  Suite 110
  King of Prussia, PA 19406

The Aries Master Fund,               40,651,591                 35.5
  a Cayman Islands Trust (13)
  787 7th Avenue- 48th Floor
  New York, New York 10019

Aries Domestic Fund, L.P. (14)       17,885,617                 15.6
  787 7th Avenue, 48th Floor
  New York, New York  10019

Porter Partners, L.P. (15)           17,786,680                 15.6
  100 Shoreline, Suite 211B
  Mill Valley, California  94941

P.A.W. Offshore Fund, Ltd. (16)       6,120,000                  5.4
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

(2) The number of shares beneficially owned by each person named in the table includes shares held by each individual of (i) the Company's Common Stock;
      (ii) the Company's Series A Preferred Stock, as converted into Common Stock; (iii) Series A Preferred Stock subject to warrants that are presently exercisable, as converted into Common Stock; (iv) the Company's Series B Convertible Preferred Stock, as converted into Common Stock; and
      (v) Common Stock subject to options or warrants that are presently exercisable or exercisable within 60 days of June 30, 2000.

(3) Applicable percentage of voting power is based on the 114,256,325 shares of Common Stock outstanding as of June 30, 2000. That number is comprised of 7,615,045 outstanding shares of Common Stock, 10,248,600 shares of Common Stock issuable upon conversion of 512,430 outstanding shares of Series A Preferred Stock and 96,392,680 shares of Common Stock issuable upon conversion of 4,819,634 outstanding shares of Series B Convertible Preferred Stock. Shares of Series A Preferred Stock and Common Stock subject to options and warrants that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such options and warrants for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

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

(5) Includes currently exercisable options to purchase164,754 shares of Common Stock. Excludes options to purchase 231,832 shares of Common Stock which are not exercisable within 60 days. Mr. Gardner was formerly an Investment Officer at Technology Funding, Inc. ("TFI"), the Managing General Partner of Technology Funding Partners III, L.P. ("TFP III") and Technology Funding Partners V, an Aggressive Growth Fund, L.P. ("TFVP V"). Mr. Gardner disclaims beneficial ownership of all securities of the Company owned by TFP III and TFVP V.

(6) Includes currently exercisable options to purchase 133,537 shares of Common Stock. Excludes options to purchase 231,832 shares of Common Stock which are not exercisable within 60 days.

(7) Includes currently exercisable options to purchase 133,416 shares of Common Stock. Excludes options to purchase 231,832 shares of Common Stock which are not exercisable within 60 days.

(8) Includes 448,000 shares issuable upon conversion of 22,400 shares of Series A Preferred Stock and currently exercisable options to purchase 3,044,425 shares of Common Stock. Excludes options to purchase 6,053,850 shares of Common Stock which are not exercisable within 60 days.

(9) Includes currently exercisable options to purchase 133,537 shares of Common Stock. Excludes options to purchase 236,832 shares of Common Stock which are not exercisable within 60 days.

(10) Includes currently exercisable options to purchase 524,060 shares of Common Stock. Excludes options to purchase 940,661 shares of Common Stock which are not exercisable within 60 days.

(11) Calculation excludes options to purchase 20,145,539 shares of Common Stock which are not exercisable within 60 days.

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

(14) PCAM is the General Partner of the Aries Domestic Fund L.P. Dr. Rosenwald is the President and sole shareholder of PCAM. PCAM and Dr. Rosenwald may be considered to beneficially own the securities owned by the Aries Domestic Fund, L.P. by virtue of their authority to vote and/or dispose of the securities. PCAM and Dr. Rosenwald beneficially own all securities of the Company held by the Aries Domestic Fund, L.P. Securities held by Aries Domestic Fund, L.P. consist of

                                          (footnotes continued on next page)

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

On February 22, 1999, the Company having drawn down an aggregate of $1,290,000 on the Line of Credit, in default on its interest payments due thereunder and in need of financing, entered into a series of agreements with the Funds which amended the Line of Credit Agreement and the notes evidencing the amounts drawn down on the Line of Credit. Under such amendments, if the Company failed to raise an aggregate of $1,500,000 by April 1, 1999, the Funds could accelerate the amounts due under the Line of Credit Agreement and exercise its repayment right by requiring the Company to repay such amount by delivering either (1) the amount of shares of Common Stock equal to the principal and interest due under the Line of Credit or (2) 90% of the shares of the common stock of APT. Contingent upon the Company raising an aggregate of $1,500,000 by April 1, 1999, the Funds delayed their right to payment of principal and interest under the Line of Credit until September 1, 1999 or the completion of finances by the Company raising an aggregate of $2,790,000. In addition, on February 22, 1999, in exchange for a working capital loan of up to the amount of $150,000, the Company delivered an unsecured convertible promissory note (the "Convertible Note") in the amount of $150,000 in favor of the Funds due on September 1, 1999 and bearing interest at the rate of 12% per annum. Under the Convertible Note, upon either an event of default or the inability of the Company to raise $1,500,000 by April 1, 1999, the Funds could (1) convert the debt into the amount of shares of Common Stock equal to the principal and interest due under the Convertible Note or (2) exchange the debt for 10% of the shares of common stock of APT. The Funds also agreed that the right to payment for the Convertible Note and the amounts drawn down on the Line of Credit would be subordinated to the right of payment under loans aggregating $190,000 made to the Company by Mr. Beck during 1998 and 1999.Also on July 7, 1999, the Funds provided additional financing to the Company in the amount of $20,000.

On September 24 and December 8, 1999, the Company sold in a Private Placement 4,819,634 shares of Series B Convertible Preferred Stock (the "Series B Preferred") with a par value of $.001 per share and a stated value of $0.60 per share. Each share of the Series B Preferred is convertible into twenty shares of Common Stock at a conversion price of $0.03 per share. Commencing twelve months from the closing of the Private Placement, the holders of the Series B Preferred are entitled to receive dividends payable in cash or in Series B Preferred at the option of the Company, at the rate of 10% per annum. The affirmative vote of the holders of at least two- thirds of the Series B Preferred is required for the issuance of senior securities, the incurrence of indebtedness, the repurchase of securities and certain other restrictions.

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

On December 8, 1997, the Company consummated the final closing of a private placement of the Company's Series A Preferred Stock. The Company sold an aggregate of 553,000 shares of Series A Preferred Stock in the private placement. Each share of Series A Preferred Stock is currently convertible into twenty shares of Common Stock (after giving effect to an anti-dilution adjustment resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998). PCAM acted as placement agent for the private placement and received an aggregate placement fee of $497,700, and an aggregate expense allowance of $232,700. In addition, the Company granted to PCAM, and/or its designees, warrants to purchase 61,945 shares of Series A Preferred Stock at an exercise price equal to $9.82 per share (after giving effect to an anti- dilution adjustment resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The proceeds of the offering were used to (1) redeem $8 million principal amount IDA Bonds for approximately $1.6 million; (2) repay the $500,000 principal amount 1997 Bridge Loan, including interest; (3) pay transaction costs incurred in connection with the offering; and (4) provide working capital for the Company's operations.

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

On January 27, 1998, Messrs. Costle, Fish and Gardner were each granted stock options to purchase 25,000 shares of Common Stock at an exercise price of $0.78 (the closing price of the Common Stock on the Nasdaq SmallCap Market on such date) under the Stock Option Plan for Non-Employee Directors. Forty percent (40%) of such options vested upon issuance and twenty percent (20%) vest on the first, second and third anniversary of the date of issuance. Also on January 27, 1998, Messrs. Rosenthal and Haig were each granted stock options to purchase 20,000 shares of Common Stock at an exercise price of $0.78 under the Stock Option Plan for Non- Employee Directors. Twenty-five percent (25%) of such options vested upon issuance and twenty-five percent (25%) vest on the first, second and third anniversary of the date of issuance. In addition, Scott A. Katzmann, a former director of the Company, was granted an option to purchase 15,000 shares of Common Stock with an exercise price of $0.78 outside of the Company's stock option plans.

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

Irwin M. Rosenthal, a director of the Company, is a partner of Graham & James llp, special counsel to the Company. As of June 30, 2000, the Company is indebted to Graham & James llp for legal fees in excess of $162,000 for which the Company has agreed to give a security interest. See also "Executive Compensation - Compensation of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Exhibits, List and Reports on Form 8-K.

(a)         Exhibits

Exhibit
Number      Description of Exhibit
-----       -----------------------

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

3.2**               Certificate of Designation of Series A Convertible Preferred
                    Stock

3.2.1****           Certificate of Designation of Series B Convertible Preferred
                    Stock

3.3 *               By-laws of the Company

3.4**** Certificate of Amendment to the Restated Certificate of Incorporation of the Company

3.5**** Certificate of Merger of CTI Subsidiary Corp. With and Into the Company and Agreement and Plan of Merger between the Company and CTI Subsidiary Corp..

4.3 * Term Note No. 2 dated as of January 27, 1995, between Key Bank of New York and Dunkirk

4.4* Security Agreement dated as of January 27, 1995, between Key Bank of New York and Dunkirk

10.1* Conversion Technologies International, Inc. 1994 Employee Stock Option Plan, As Amended

10.2* Conversion Technologies International, Inc. 1994 Stock Option Plan for Non-Employee Directors, As Amended

10.3** Conversion Technologies International, Inc. 1996 Long-Term Employee Incentive Plan, As Amended

10.4** Consulting Agreement dated March 1, 1995 between the Company and Eckardt C. Beck,As Amended

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

10.51*****          Form of Subscription Agreement between the Company and
                    various Subscribers of the Series B Convertible Preferred
                    Stock.

10.52.1*****        Form of Convertible Promissory Note issued by the Company in favor of The Aries Master Fund aggregating $109,500 in principal amount.

10.52.2*****        Form of Convertible Promissory Note issued by the Company in favor of the Aries Domestic Fund, L.P. aggregating $60,500 in principal amount.

10.53*****          Lease dated September 17, 1999 by and between Dunkirk
                    International Glass & Ceramics Corp. And Red Wing Company,
                    Inc.

16. Letter, dated October 4, 2000 concerning the change in the Registrant's Certifying Accountant.

21**                Subsidiaries of the Company

27                  Financial Data Schedule for the year ended June 30, 2000

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

***** Incorporated by reference to exhibits to the Company's Annual Report on form 10-KSB for Fiscal Year 1999.

All other Exhibits herewith:

(b)         Reports on Form 8-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Date of Report : October 4 , 2000

                               ------------------

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.

 ------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

            Delaware                000-28198            13-3754366

         --------------           --------------       --------------

          (State or other           (Commission         (IRS Employer
          jurisdiction of           File Number)      Identification No.)
          incorporation)

                               7 San Bartola Drive

                           St. Augustine Florida 32086
              ----------------------------------------------------

               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (904) 808-0503

                               ------------------

Item 4. Changes in Registrant's Certifying Accountant.

Effective September 28, 2000, Conversion Technologies International, Inc.(the "Registrant") has engaged the accounting firm of Gallogly, Fernandez and Riley, LLP as independent certified public accountants for the Registrant. Previously, the Registrant had engaged the accounting firm of BDO Seidman, LLP. Effective July l, 2000, the partners in the Orlando, Florida accounting practice of BDO Seidman, LLP purchased the Orlando accounting practice of BDO Seidman, LLP and are continuing the practice under the name of Gallogly, Fernandez and Riley, LLP as an independent member of the BDO Alliance. A resolution was passed by the board on September 13, 2000 to accept the audit committee's recommendation and dismiss BDO Seidman, LLP and a motion was passed by the board to allow the audit committee to engage the firm of Gallogly, Fernandez and Riley LLP as the Registrant's new accounting firm. The Registrant advised the former accountant of its decision to dismiss them on September 28, 2000 and the former accountant resigned on the same date.

During the past two years and any subsequent interim period prior to the dismissal of BDO Seidman, LLP, there were no reports on the financial statements of the Registrant containing any adverse opinion, or modified as to uncertainty, audit scope or accounting principles, except for the report on the financial statements for the years ended June 30, 1998 and June 30, 1999, which were modified as to a going concern uncertainty. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of the former auditor, would have caused them to make reference to the subject matter of the disagreement in connection with its report. The company has authorized the former accountant to respond fully to the inquires.

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

         (c)  Exhibits.

            16. Letter, dated October 4, 2000, concerning the change in the Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

            Conversion Technologies International, Inc
            Registrant
            By: /s/ Eckardt C. Beck
            ----------------------------------
            Eckardt C. Beck
            Acting President & Chief Executive Officer

DATED: October 4, 2000

SIGNATURES

Pursuant to the requirement of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2000            Conversion Technologies International, Inc.


                                    By:  /s/ Eckardt C. Beck
                                        --------------------
                                        Eckardt C. Beck
                                        Acting President and Chief
                                        Executive Officer

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

         Signature                    Title                          Date
         ---------                    -----                          ----
/s/Eckardt C. Beck          Acting President, Chief            November 17, 2000
--------------------        Executive Officer and Director
Eckardt C. Beck             (principal executive officer)

/s/ Carl E. Rang            Acting Chief Financial Officer     November 17, 2000
--------------------        and Controller (principal
Carl E. Rang                accounting officer)

/s/ Eckardt C. Beck         Chairman of the Board              November 17, 2000
--------------------
Eckardt C. Beck

/s/ Stephen D. Fish         Director                           November 17, 2000
--------------------
Stephen D. Fish

/s/ Peter H. Gardner        Director                           November 17, 2000
--------------------
Peter H. Gardner

/s/ Alexander P. Haig       Director                           November 17, 2000
--------------------
Alexander P. Haig

                            Director
-------------------------
Douglas M. Costle

/s/Irwin M. Rosenthal, Esq. Director                           November 17, 2000
-------------------------
Irwin M. Rosenthal, Esq.

                                  EXHIBIT INDEX

Exhibit                          Description
-------                          -----------

16. Letter, dated October 4, 2000 concerning the change in the Registrant's Certifying Accountant.

                   Conversion Technologies International, Inc.
                                and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors ..............................................F-2

Report of Independent Auditors ..............................................F-3

Consolidated Balance Sheets of Conversion Technologies International,
     Inc. and Subsidiaries as of June 30, 2000 and June 30, 1999 ............F-4

Consolidated Statements of Operations of Conversion Technologies
     International, Inc, and Subsidiaries for the years ended
     June 30, 2000 and June 30, 1999 ........................................F-5

Consolidated Statements of Stockholders' Deficiency of Conversion Technologies
     International, Inc. and Subsidiaries for the years ended June 30, 2000 and June 30, 1999.......................................................F-6

Consolidated Statements of Cash Flows of Conversion Technologies
     International, Inc. and Subsidiaries for the years ended June 30,
     2000 and June 30, 1999. ................................................F-7

Notes to Consolidated Financial Statements...................................F-9

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conversion Technologies International, Inc.

We have audited the accompanying consolidated balance sheet of Conversion Technologies International, Inc. and Subsidiaries as of June 30, 2000 and the related consolidated statement of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Technologies International, Inc. and Subsidiaries as of June 30, 2000 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                        Gallogly, Fernandez & Riley, LLP
October 27, 2000
Orlando, Florida

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Conversion Technologies International, Inc.

We have audited the accompanying consolidated balance sheet of Conversion Technologies International, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statement of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conversion Technologies International, Inc. and Subsidiaries as of June 30, 1999 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                 BDO Seidman, LLP

October 7, 1999
Orlando, Florida

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  JUNE 30,
                                                                                              2000          1999
                                                                                      ---------------------------------
ASSETS
Cash and cash equivalents                                                             $      13,557       $      60,954
Accounts receivable, less allowance for doubtful accounts of $79,974
 and $68,146                                                                                170,788             104,350
Inventories                                                                                 193,605             283,029
Prepaid expenses and other current assets                                                    31,202             156,701
                                                                                      -----------------   -------------
Total current assets                                                                        409,152             605,034

Property, plant and equipment:
   Land                                                                                      75,000              75,000
   Building and improvements                                                                749,010             675,000
   Furniture and fixtures                                                                    16,245                   -
   Machinery and equipment                                                                  759,990           1,022,053
                                                                                      -----------------   -------------
                                                                                          1,600,245           1,772,053
Less accumulated depreciation                                                              (426,472)          (269,841)
                                                                                      ---------------------------------
                                                                                          1,173,773           1,502,212

Other assets, less accumulated amortization of $42,171 and $123,346                          87,876             106,398
                                                                                      ---------------------------------
                                                                                      $  $1,670,801       $   2,213,644
                                                                                      =================   =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Notes payable                                                                         $           -       $     121,915
Accounts payable                                                                          1,162,663           1,495,153
Reserve for disposal                                                                        273,000             301,000
Accrued expenses                                                                          1,221,625             994,559
Due to related party                                                                        212,880                   -
Investment tax credit payable                                                               235,000             235,000
Current portion of capital lease obligations                                                 10,496              14,688
Current portion of long-term debt                                                         1,282,008           2,514,496
                                                                                      ---------------------------------
Total current liabilities                                                                 4,397,672           5,676,811

Long-term debt, less current portion                                                              -           1,528,085

Stockholders' deficiency:
   Series A Convertible Preferred Stock, $.001 par value,
          authorized 880,000 shares, issued and outstanding                                     512                 546
          512,430 and 545,380 shares
   Series B Convertible Preferred Stock, $.001 par value, authorized
          6,000,000 shares, issued and outstanding
          4,819,634 shares                                                                    4,820                  -
   Common Stock, $.00025 par value, authorized 200,000,000
           shares, issued and outstanding 7,615,045
           and  6,947,045 shares                                                              1,904               1,737
   Additional paid-in capital                                                            35,541,031          33,353,485

   Unearned stock compensation                                                              (33,496)            (57,246)
   Accumulated deficit                                                                  (38,241,642)        (38,289,774)
                                                                                      ----------------------------------
Total Stockholders' deficiency                                                           (2,726,871)         (4,991,252)
                                                                                      ----------------------------------
                                                                                      $   1,670,801       $   2,213,644
                                                                                      =================   =============

See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           Year ended June 30,
                                                                          2000                1999
                                                                  ------------------   ------------------
Revenue
   Product sales                                                  $   1,302,964                $1,103,965
   Recycling fees                                                                                  15,517
                                                                  ---------------------------------------
Total revenue                                                         1,302,964                 1,119,482

Cost of goods sold                                                    1,165,898                 1,250,762
                                                                  ---------------------------------------

Gross profit                                                            137,066                  (131,280)

Selling, general and administrative expenses                            907,558                 1,506,241

                                                                  ---------------------------------------

Loss from operations                                                   (770,492)               (1,637,521)

Interest expense                                                       (209,380)                 (477,019)
Interest income                                                           1,254                     3,550
Gain on sale of equipment                                               163,769                         -
Rental income                                                            78,260                         -
Other income (expense)                                                  (20,575)                    5,242
                                                                  ---------------------------------------

Loss before extraordinary item                                         (757,164)               (2,105,748)

Extraordinary item - gain on debt retirement                            805,296                         -
                                                                  ---------------------------------------

Net income ( loss)                                                       48,132                (2,105,748)

Preferred stock dividends                                              (527,355)               (1,182,102)
                                                                  ---------------------------------------

Net loss applicable to Common Stock                               $    (479,223)              $(3,287,850)
                                                                  =======================================

Basic Loss Per Common Share:
   Loss before extraordinary item                                 $       (0.19)                   $(0.64)
   Extraordinary item                                                     0 .12                         -
                                                                  ---------------------------------------
   Net Loss applicable to Common Stock                            $       (0.07)                   $(0.64)
                                                                  =======================================

Weighted average number of common shares outstanding                  6,748,557                 5,133,200
                                                                  =======================================

See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                 AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                   YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                     Series A Preferred Stock                Series B Preferred Stock
                                             ------------------------------------------------------------------------------
                                           Number                     Additional      Number                  Additional
                                             of                        Paid-In          of                      Paid-In
                                           Shares        Amount        Capital        Shares       Amount       Capital
                                       ------------------------------------------------------------------------------------
Balance at July, 1998                       613,280   $      614   $   8,157,807
Series A Preferred Stock converted
  into Common Stock                         (67,450)         (68)     (1,018,910)
Stock Compensation                                -            -               -
Common Stock options canceled                     -            -               -
Dividend attributable to beneficial
  conversion feature of convertible
  preferred stock                                 -            -         876,197
Preferred Stock dividends                         -            -        (305,905)
Net Loss                                          -            -               -
                                      ---------------------------------------------------------------------------------
Balance at June 30, 1999                    545,830   $      546   $   7,709,189

Series A Preferred Stock converted
  into Common Stock                         (33,400)         (34)       (490,454)

Stock compensation                                -            -               -
Issuance of Series B Preferred Stock
   for cash and conversion of long term
  debt  and accrued interest
   net of issuance costs                          -            -               -    4,819,634      $ 4,820  $ 2,715,034
Preferred Stock dividends                         -            -        (527,355)
Net Income                                        -            -               -
                                     ----------------------------------------------------------------------------------
Balance at June 30, 2000                    512,430   $      512   $   6,691,380    4,819,634      $ 4,820  $ 2,715,034

                                     ==================================================================================
                                                                 Common Stock
                                                 -----------------------------------------

                                                   Number                      Additional        Unearned
                                                     of                         Paid-In           Stock
                                                   Shares         Amount        Capital        Compensation

                                                 --------------------------------------------------------------
Balance at July, 1998                            5,600,545   $     1,400     $24,718,467          $(207,000)
Series A Preferred Stock converted
  into Common Stock                              1,346,500           337       1,018,641                  -
Stock Compensation                                       -             -               -             56,942
Common Stock options canceled                                                    (92,812)            92,812
Dividend attributable to beneficial
  conversion feature of convertible
  preferred stock                                        -             -               -                  -
Preferred Stock dividends                                -             -               -                  -
      Net Loss                                           -             -               -                  -
                                                 ----------------------------------------------------------------
Balance at June 30, 1999                         6,947,045  $      1,737  $   25,644,296          $ (57,246)

Series A Preferred Stock converted
  into Common Stock                                668,000           167                                  -

Stock compensation                                       -             -               -             23,750
Issuance of Series B Preferred Stock
   for cash and conversion of long term
  debt  and accrued interest
   net of issuance costs                                 -                             -                  -
Preferred Stock dividends                                -             -               -                  -
Net Income                                               -             -               -                  -
                                                --------------------------------------------------------------
Balance at June 30, 2000                          7,615,045  $      1,904  $   26,134,617          $(33,496)
                                                ===============================================================
                                                                  Total
                                              Accumulated      Stockholders'
                                                 Deficit         Equity

                                           ---------------------------------
Balance at July, 1998                       $(35,307,829)    $  (2,636,541)
Series A Preferred Stock converted
  into Common Stock                                    -                 -
Stock Compensation                                     -            56,942
Common Stock options canceled                          -                 -
Dividend attributable to beneficial
  conversion feature of convertible
  preferred stock                               (876,197)                -
Preferred Stock dividends                            -            (305,905)
Net Loss                                      (2,105,748)       (2,105,748)
                                           ---------------------------------
Balance at June 30, 1999                    $(38,289,774)    $  (4,991,252)

Series A Preferred Stock converted
  into Common Stock                                    -


Stock compensation                                     -            23,750
Issuance of Series B Preferred Stock
   for cash and conversion of long term
  debt  and accrued interest
   net of issuance costs                               -         2,719,854
Preferred Stock dividends                              -          (527,355)
Net Income                                        48,132            48,132
                                           ---------------------------------
Balance at June 30, 2000                    $(38,241,642)    $  (2,726,871)
                                            ================================

See accompanying notes

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year ended June 30,
                                                                               --------------------------------------------------
                                                                                       2000                         1999
                                                                               ---------------------        ---------------------
Cash flow from operating activities
Net income ( loss)                                                             $              48,132        $          (2,105,748)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation expense                                                                     139,960                      138,455
    Amortization expense                                                                      10,871                       25,535
    Amortization of discount on notes payable                                                      -                      108,000
    Bad debt expense                                                                          24,534                       53,691
    Gain on disposal of equipment                                                           (163,769)                           -
    Extraordinary item                                                                      (805,296)                           -
    Write-off of impaired inventory                                                           46,820                       80,180
    Stock compensation expense                                                                23,750                       56,942
    Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                        (90,972)                     100,949
           Decrease in inventories                                                            42,604                      102,853
           (Increase) decrease in prepaid expenses and other current assets                  125,499                      (62,105)
           (Increase) decrease in other assets                                               (16,350)                         850
           (Decrease) increase in accounts payable, reserve for
                disposal, other accrued expenses and due to related party                    (35,890)                     473,250
                                                                               ---------------------        ---------------------
Net cash used in operating activities                                                       (650,107)                  (1,027,148)


Cash flow from investing activities
Capital expenditures                                                                         (34,779)                     (87,321)
Proceeds from disposals of equipment                                                         387,027                        1,211
                                                                               ---------------------        ---------------------
Net cash provided by (used in)  investing activities                                         352,248                      (86,110)


Financing activities
Issuance of notes payable                                                                          -                    1,062,778
Payment of notes payable                                                                    (133,422)                     (22,778)
Proceeds from long term debt                                                                  35,000                            -
Principal payments on long-term debt                                                        (600,000)                      (9,759)
Principal payments under capital lease obligations                                            (4,193)                     (24,512)
Issuance of series B preferred stock, net of offering costs                                  953,077                            -
                                                                               ---------------------        ---------------------
Net cash provided by  financing activities                                                   250,462                    1,005,729
                                                                               ---------------------        ---------------------

Decrease in cash and cash equivalents                                                        (47,397)                    (107,529)
Cash and cash equivalents at beginning of period                                              60,954                      168,483
                                                                               ---------------------        ---------------------
Cash and cash equivalents at end of period                                     $              13,557         $             60,954
                                                                               =====================        =====================

                     CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                          Year ended June 30,
                                                                             ----------------------------------------------
                                                                                     2000                         1999
                                                                             ---------------------        ---------------------
Supplemental disclosure of cash flow information
Interest paid                                                                $              92,654        $              74,297
                                                                             =====================        =====================
Non-cash investing and financing activities

Preferred stock converted into common stock                                  $             490,488        $           1,018,978

Amortization of discount on series A preferred stock                                             -                      876,197

Reclassification of property, plant and equipment held for sale to
  property, plant and equipment                                                                  -                    1,000,000

Long term debt and accrued interest converted to Series B Preferred                      1,766,777                            -
Stock

Dividends accrued on Series A Preferred Stock                                              527,355                      305,905

See accompanying notes.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                  June 30, 2000

1.    Organization and Going Concern

Conversion Technologies International, Inc. (the "Company") is engaged in the business of manufacturing and processing various substrates and advanced materials. These substrates and materials include (1) decorative particles that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring; and (2) performance aggregates which can be used as structural and textural enhancers, fillers and additives and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring and glass and ceramic materials.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has had limited revenue and has incurred significant losses which has resulted in a working capital deficiency and a stockholders' deficiency. The Company does not currently possess sufficient funds to conduct its business and satisfy its liabilities. The Company has significant past due payables and is in default in payment of principal and interest on substantially all of its indebtedness for borrowed money. On September 24, 1999 and December 8, 1999 (see Note 7), the Company sold in a Private Placement 4,819,634 shares of Series B Convertible Preferred Stock for which the Company accepted $1,125,000 in cash and the conversion of $1,767,000 of debt including accrued interest. From the cash proceeds, $600,000 was paid to Empire State Development Corporation ("ESDC") in full satisfaction of loans with principal balances of $1,220,980. This conversion and pay-off of debt totaling $2,987,980 of the Company's total debt of $4,164,496 will significantly reduce interest expense which was approximately $477,000 for the year ended June 30, 1999. In September 1999, the Company leased a portion of its vacant Dunkirk plant and is exploring various alternatives for the use of the remaining portion of the plant to generate additional revenues. Also in September 1999 the Company entered into a distribution agreement with a major building products supplier for the sale and distribution of decorative particles for the pool industry which could significantly increase that business.

Although management believes that as a result of the above Private Placement and if operations are improved as result of the foregoing courses of action, it would allow the Company to continue as a going concern for the next year, there are no assurances that management will be successful in implementing all of these plans and eliminating the substantial doubt as to its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

2.Summary of Significant Accounting Policies

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

Major Customers

For the year ended June 30, 2000, 78.8% of the Company's revenue was derived from three major customers. Revenue generated from each of those customers amounted to $581,000, $261,000 and $184,500, which represents 44.6%, 20.1% and
14.1% of total revenue, respectively.

For the year ended June 30, 1999, 57.9% of the Company's revenue was derived from two major customers. Revenue generated from each of these customers amounted to $382,622 and $265,792, which represents 34.2% and 23.7% of total revenue, respectively.

Reserve for Disposal

Dunkirk, a wholly-owned subsidiary of the Company, began accepting waste materials (primarily CRT glass) in early 1994. Upon accepting the waste materials, Dunkirk established a reserve for the probable disposal and cleanup costs for the unprocessed waste materials on hand in the event the conversion processes being developed were not successful. To date, the Company has disposed of 2,440 tons of the waste materials, which it had not been able to process, of which 1,220 tons were disposed of during the year ended June 30, 2000 and 1,137 tons were disposed of during the year ended June 30, 1999. The amount of unprocessed waste materials on hand was 700 tons at June 30, 2000 and 843 tons at June 30, 1999. From July 1, 1998 to June 30, 1999, the Company decreased the reserve by approximately $214,000, from $515,000 to $301,000. From July 1, 1999 to June 30, 2000, the

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

2.    Summary of Significant Accounting Policies (continued)

Company reduced the reserve by approximately $28,000 from $301,000 to $273,000. The decreases in the reserve have resulted from actual costs for disposal and cleanup incurred during the periods. The Company intends to adjust the reserve for disposal if and when it can further reduce the quantities of unprocessed waste materials on hand.

Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

Inventories consisted of the following:

                                                               June 30,
                                                           2000          1999
                                                           ----          ----
Raw Materials                                         $   26,065     $   35,562
Work-in-process                                            1,708         20,707
Finished goods                                           165,832        226,760
                                                      ----------     ----------
                                                      $  193,605     $  283,029
                                                      ==========     ==========

Impairments

Assets are evaluated for impairment when events change or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets are written down to fair value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

                                                  June 30,
                                             2000            1999
                                             ----            ----
Private placement expenses                $     -        $ 98,561
Prepaid insurance and other
expenses                                   22,250          39,779
Other                                       8,952          18,361
                                       ----------       ---------
                                          $31,202        $156,701
                                       ==========       =========

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

2.    Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. Amortization on assets under capital leases is provided on a straight-line basis over the lesser of the useful lives of the related assets or the terms of the leases. The estimated useful lives of the assets are as follows

            Buildings and Improvements         5 to 31 1/2 years
            Furniture and Fixtures             5 years
            Machinery and Equipment            2 to 10 years

In October of 1998, the Company ceased operations at the Dunkirk plant and decided to dispose of all the property, plant and equipment at that facility and was actively searching for a buyer. In the fourth quarter of 1998, pursuant to FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company had adjusted those assets to their estimated net realizable value. This resulted in a write down of land and building and improvements during fiscal 1998 of approximately $716,000 to $750,000 and machinery and equipment of approximately $4,197,000 to $250,000 resulting in a combined estimated disposal value of $1,000,000.

On September 17, 1999 the Company leased a portion of the Dunkirk plant and is currently exploring various alternatives for the use of the remaining portion or sale of the facility. During the year ended June 30, 2000, the Company auctioned off substantially all of the remaining equipment located at the Dunkirk facility. Proceeds from the sale were approximately $387,000 resulting in a gain on disposal of $163,769.

The Company is currently in negotiations with prospective buyers of the Dunkirk facility.

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Other Assets

Other assets include deferred financing costs, trademarks and security deposits for rental property. Deferred financing costs relate to various loan agreements which have been capitalized and are

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

2.    Summary of Significant Accounting Policies (continued )

being amortized over the term of the loans (See Note 4). Trademarks are carried at cost and amortized on a straight-line basis over the estimated useful life of the trademarks.

Accrued Expenses

Accrued expenses consisted of the following:

                                                               June 30,
                                                           2000          1999
                                                     ------------    ----------
      Accrued interest                                $  293,799     $  477,075
      Accrued dividends                                  833,260        305,905
      Accrued payroll taxes and employee benefits          5,164         65,919
      Accrued audit and tax fees                          43,492         66,000
      Accrued salaries and wages                          12,646         25,794
      Accrued royalties                                   11,600         36,319
      Accrued other                                       21,664         17,547
                                                     ------------    ----------
                                                      $1,221,625     $  994,559
                                                     ------------    ----------
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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

3.    Extraordinary Item

On September 24, 1999 from the cash proceeds of the Private Placement (see Note
7)the Company paid $600,000 to ESDC in full satisfaction of the Dunkirk-Term loan with the New York State Job Development Authority with a $1,183,110 principal balance and the Dunkirk-New York Job Development Authority (Al Tech) subordinated note with a principal balance of $37,870. The Company also wrote off approximately $24,000 of deferred financing costs and $150,000 of accrued interest relating to such debt. In addition, $165,500 was paid to the Company's former legal counsels in full settlement of accrued liabilities of $223,816 for past due professional services. These forgivenesses resulted in a net pretax gain to the Company of approximately $805,296,which is reported as an Extraordinary Item. To the extent that Dunkirk is deemed to be insolvent immediately prior to such forgiveness by an amount which equals or exceeds the amount of debt forgiveness, the Company will not recognize taxable income from such forgiveness; however, certain of Dunkirk's tax attributes (such as net operating loss carryforwards ("NOLs") would be subject to reduction and would not be available to offset future income from operations, if any. For this purpose, the amount of insolvency is defined to be the excess of Dunkirk's liabilities over the fair value of its assets. An independent appraisal of the fair value of Dunkirk's assets has not been completed at this time to determine Dunkirk's solvency; however, the Company believes that Dunkirk was insolvent at the time of forgiveness, and accordingly has not recorded a tax provision on the Extraordinary Item. If Dunkirk is deemed to be solvent immediately prior to the time of the forgiveness, the Company will recognize taxable income for the debt forgiveness in its tax year ending June 30, 2000. The amount of such income may be offset by NOLs, subject to possible limitations as discussed below. Even if sufficient NOLs were available to offset such taxable income after such limitations, the Company may be subject to alternative minimum tax.

Net Loss Per Common Share

Basic net loss per common share is based on the net loss attributable to common stockholders for the year, divided by the weighted average number of common shares outstanding during the year (excluding 740,559 common shares that were deposited into escrow in connection with the Company's initial public offering). Potential common shares have not been included since their effect would be antidilutive. Common shares that could be potentially dilutive include 37,345,358 stock options, 29,307,484 warrants and 10,248,600 shares underlying the Series A Preferred Stock, after giving effect to the reset of the conversion price of the Series A Preferred Stock (see Note 7) and 96,059,340 shares underlying the Series B Preferred stock ( see Note 7).

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2000. The respective carrying value of certain on balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the debt.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 2000 to affect its financial statements.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 for (a) the definition of employee for the purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15,1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have a material effect on the Company's historical financial position or results of operations but may impact the accounting for grants or awards in future periods.

On December 3, 1999 the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB101 was initially effective for the Company's first fiscal of fiscal year beginning after December 15, 1999. However, SAB 101B was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December15, 1999. The Company believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

4.    Debt

Long-term debt consists of the following obligations as of June 30, 2000 and 1999:

                                                                                               June 30,
                                                                                       2000                  1999
                                                                                       ----                  ----
   Company - Notes payable under a Senior Secured Line of Credit
   Agreement and the interim financing agreement dated February 22, 1999 with two stockholders which were converted into Series B
    Convertible Preferred Stock (see Note 7)                                                 -            $1,425,000

   Company - Portion of note payable to the Acting President and Chief Executive
    Officer which was converted into Series B Convertible
    Preferred Stock (see Note 7)                                                             -               103,085

   Dunkirk-Chautauqua Region Industrial Development Corporation (CRIDA) mortgage note collateralized by a mortgage on real property, payable interest only through December 1, 1998 and beginning January 1, 1999 in monthly installments of $4,880 including interest at a variable rate (6% at June
      30, 2000) through October 1, 2004. Repayment is
      guaranteed by the Company.                                                       287,648               287,648

   Dunkirk-Term loan with the New York State Job Development Authority (JDA)
      payable interest only through December 1, 1998 and beginning January 1,
      1999 in monthly installments of $29,308 including principal and interest at the prime rate (7.75% at June 30, 1999) through December 27, 2001. A portion of this loan was paid off and the
      remaining balance forgiven (see Note 3 and 7).                                         -             1,183,110

   Dunkirk- Subordinated mortgage note collateralized by a mortgage on real property, payable in monthly installments of $4,956 including interest
      at 10% through January 21, 2004.                                                 253,638               253,638

   Dunkirk-Chautauqua County Industrial Development Agency (CCIDA) subordinated note payable in monthly payments of $1,485 including interest at 7% and was due June 1, 1999. The note contains various restrictive covenants, is guaranteed by the former Dunkirk president and is collateralized by a subordinated security interest in certain machinery
      and equipment.                                                                     1,476                12,984

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

4.    Debt (continued)

                                                                                               June 30,
                                                                                       2000                  1999
                                                                                       ----                  ----
   Dunkirk-Southern Tier Enterprise Development Organization (STEDO)
      subordinated note payable in monthly payments of $1,169 including interest at 8% through July 1, 2002. The note contains various restrictive covenants, is guaranteed by the former Dunkirk president and is
      collateralized by a subordinated security interest in certain equipment.        35,457               35,457

   Dunkirk-New York Job Development Authority (Al Tech) subordinated note payable interest only through December 1, 1998 and beginning January 1,
      1999 in monthly payments of $4,296 including interest at 5% through
      September 1, 1999. The note contained various restrictive covenants, was guaranteed by the Company and by the former Dunkirk president and was collateralized by a subordinated security interest in certain equipment. A portion of this loan was paid off and the remaining balance forgiven
      during 2000. (See Notes 2 and 6)                                                     -               37,870

                        CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                     AND SUBSIDIARIES

4.    Debt (continued)

                                                                                               June 30,
                                                                                       2000                  1999
                                                                                       ----                  ----
   Dunkirk-Subordinated unsecured debt from various electronic companies;
   0I-NEG TV Products, Inc. (Techneglas), Thomson Consumer Electronics, Sanyo
   Manufacturing Corp., Toshiba Display Devices and Hitachi Electronic
   Devices (USA), begin with quarterly payments of interest only at prime plus 2% (9.75% at June 30, 1999) through a range of dates ending January
   1, 1999. Beginning between March 31, 1998 and April 1, 1999 and going through a range of dates with the final subordinate debt issue ending
   January 1, 2004 quarterly installments of principal plus interest at prime plus 2% are payable. The first five quarterly interest payments for a portion of the debt has been converted by the Company into subordinated notes ($43,789 converted at June 30, 1999) payable in quarterly payments of interest only at 8% for nineteen quarters and the principal amount plus
   interest being due between April 1, 1999 through April 1, 2000.                   703,789               703,789

   Total Debt                                                                      1,282,008             4,042,581

   Less Current Maturities                                                         1,282,008             2,514,496
                                                                                   ---------            ----------
   Total Long Term Debt                                                            $       -            $1,528,085
                                                                                   ---------            ----------

The Company has agreed to indemnify and hold harmless the former Dunkirk president with respect to guarantees made by him for obligations of Dunkirk. In addition, the Company has agreed to use its reasonable efforts to cause the release of such guarantees. At June 30, 2000 and 1999, the Company was in violation of certain loan covenants and was in default in payment of principal and interest, related to the above debt, and as a result, all of the above Dunkirk debt has been classified as a current liability at June 30, 2000.

5.    Notes Payable

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

On September 24, 1999 the amounts borrowed under the Credit Agreement and the interim financing and $103,085 of the promissory note dated February 23, 1999 along with accrued interest of $203,694 were

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

5. Notes Payable (continued)

converted into Series B Convertible Preferred Stock. The remaining balance of the promissory note was repaid during 2000.

On June 26, 1999, a director of the Company, loaned the Company $35,000 which accrues interest at the rate of 12% per year and is due upon demand but not later than September 1, 1999. This note was satisfied from the proceeds of the Dunkirk auction in January 2000.

6.    Commitments and Contingencies

Litigation

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

In November 1998, Buchanan Ingersoll Professional Corporation filed a complaint in the Orange County Circuit Court of Florida (the "Circuit Court") against the Company. Buchanan Ingersoll, which until September 1998 acted as legal counsel to the Company, alleged that the Company owed it legal fees in the amount of $192,204. On March 11, 1999, the Circuit Court entered a final judgement in favor of Buchanan Ingersoll in the amount of $197,689. On September 24, 1999 the sum of $160,000 was paid to Buchanan Ingersoll in full settlement of the judgement and the parties executed mutual releases.

On or about July 1, 1999 an action was commenced against the Company by The Hartford in the Circuit Court of Orange County, Florida. The complaint seeks monetary damages of approximately $56,000 plus prejudgement interest and attorney's fees. The claims relate to premiums alleged to be owing under certain insurance policies. The action was dismissed on August 1, 2000.

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

The Company is questioning the applicability of the technology agreement with Vangkoe as it relates to its present production processes. Royalty payments might be affected on this matter. This may go to arbitration.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

6.    Commitments and Contingencies (Continued)

On September 26, 2000, Niagra Mohawk Corporation filed a suit in Eire County, New York for recovery of damages for services provided to Dunkirk International Glass and Ceramics Corporation. These services are valued at approximately $330,000. Management is unable to predict the outcome of the suit.

In addition to the above matters and in the normal course of conducting its business, the Company is involved in various other litigation. The Company is not a party to any litigation of governmental proceeding which its management believes could result in any judgments or fines against it that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

Lease Agreements

The Company has entered into capital leases for machinery and equipment that may be purchased on expiration of the leases on various dates through 2000.

Future minimum lease payments required under operating leases together with the present value of the net minimum lease payments for capitalized leases as of June 30, 2000 are as follows:

                                                   Capitalized         Operating
                                                   Leases              Leases
                                                   ----------          ---------

      June 30,
      2001                                             $10,636            $4,011
      2002                                                   -             1,337
                                                     ---------------------------
      Total net minimum lease payments                  10,636             5,348
      Less amount representing interest                    140                 -
                                                     ---------------------------
      Present value of net minimum lease payments      $10,496            $5,348

Total rent expense of the Company for the periods ended June 30, 2000 and 1999 was $165,671 and $206,995, respectively.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

6.    Commitments and Contingencies (Continued)

Consulting Agreement

The Company entered into a Consulting Agreement with the Acting President to assist the Company in strategic planning, business development, investor relations, fund raising and such other activities as shall be reasonably requested by the Board. Fees will accrue under the Agreement at $10,000 per month until its expiration in August 2000. Amounts due under this agreement were $120,000 at June 30, 2000 and is included in Due to Related Parties.

7.    Capital Stock

In connection with the Company's May 16, 1996 initial public offering, 740,559 shares of the Company's Common Stock and options to purchase 71,923 shares of Common Stock (the "Escrow Securities") were deposited into escrow by the holders thereof. The Escrow Securities will only be released from escrow when the Company attains certain earnings levels or the market price of the Company's Common Stock achieves certain levels. These Escrow Securities were subject to cancellation if such conditions were not achieved by June 30, 2000. The shares were canceled subsequent to year end.

In August, September and December of 1997, the Company sold 553,000 shares of Series A Preferred Stock, with a par value of $.001 per share and a stated value of $10 per share, under a placement agency agreement for the private placement of the Series A Preferred Stock. The net proceeds to the Company were $4,523,302 after deducting the placement agent commissions and expenses and other transaction expenses. Each share of Series A Preferred Stock is convertible into twenty shares of common stock at a conversion price of $0.50 per share after giving effect to anti-dilution adjustments resulting from the reset of the conversion price of the Series A Preferred Stock on December 8, 1998. Commencing in December 1998, the holders of the Series A Preferred Stock are entitled to receive dividends payable in cash, or at the option of the Company, in additional shares of Series A Preferred Stock at the rate of 10% per annum. The affirmative vote of the holders of at least two- thirds of the Series A Preferred Stock is required for the issuance of senior securities, the incurrence of indebtedness, the repurchase of securities and certain other restrictions. The placement agent received a cash commission of 9% and a non-accountable expense allowance of 4% of the gross proceeds. The placement agent also received warrants, which expire in June, 2008, to purchase 61,945 shares of the Company's Series A Preferred Stock at an exercise price of $9.82 per share (after giving effect to antidilution adjustments resulting from the issuance of the additional shares of Series A Preferred Stock on April 10,1998).

The Series A Preferred Stock is convertible at a discount on various dates beginning April 10, 1998 through January 10, 1999. As a result, a Series A Preferred Stock dividend of $757,997 ($.11per Common Share) has been recorded for year ended June 30, 1999 for the difference between the discounted conversion price of the Series A Preferred Stock and the fair market value of the Company's Common Stock at the time of issuance. The Series A Preferred Stock also contains a reset provision under which the conversion price in effect immediately prior to the date that is 12 months after the final closing date of the issuance and sale of the Series A Preferred Stock (the "Reset Date")

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

7.    Capital Stock (continued)

shall be adjusted and reset effective as of the Reset Date if the average closing bid price of the Common Stock for the twenty (20) consecutive trading immediately preceding the Reset Date is less than 135% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the conversion price shall be reduced to be equal to the greater of (A) the 12-month trading price divided by 1.35, or (B) 50% of the then applicable conversion price. As a result of this reset feature, a Series A Preferred Stock dividend of $118,200 ($.02 per Common Share) has been recorded for the year ended June 30, 1999 for the difference between the discounted conversion price as reset and the fair market value of the Company's Common Stock at the time of issuance. This reset feature resulted in the conversion price of the Series A Preferred Stock being adjusted to $0.50 per share of Common Stock on December 8, 1998.

Pursuant to the terms of the private placement agreement, the Company was required to register the shares of Common Stock underlying the Series A Preferred Stock within 90 days of the final closing of the private placement. Those shares of Common Stock were not registered within 90 days of the final closing, and accordingly, the Company issued an additional 66,360 shares of Series A Preferred Stock (convertible into 1,327,200 shares of Common Stock) to the purchasers of the private placement on April 10, 1998. These shares were valued at $663,600 (the fair value of the Series A Preferred Stock) and were recorded in selling, general and administrative expenses in fiscal 1998. As of June 30,2000 the holders of the Series A Preferred Stock had converted 106,930 shares of Series A Preferred Stock into 2,075,300 shares of Common Stock.

At June 30, 2000 the Company had the following Common Stock purchase warrants outstanding after giving effect to anti dilution provisions of the warrant agreements and adjusted as a result of the reset of the conversion price of the Series A Preferred Stock described above:


                         Number of
                     Underlying Shares    Exercise Price       Expiration Date
                     -----------------------------------------------------------

Class A Warrants              9,200,462       $2.95        May 16 & June 7, 2001
Class B Warrants              7,008,058       $3.93        May 16 & June 7, 2001
Lenders' Warrants               198,863       $0.66        July 21, 2002
      (see Note 4)
Lenders' Warrants               385,075       $0.67        May 8, 2003
      (see Note 4)
Others                          250,027    $4.40-$5.28     July 13, 2000-May 5,
                              ---------                          2005

                             17,042,485

At June 30, 2000, all of the warrants were exercisable. Upon exercise of the Class A Warrants, the purchaser receives one share of Common Stock and one new Class B Warrant.

In addition to the warrants listed above and in connection with the initial public offering, the Company sold

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

7.    Capital Stock (continued)

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

The Company maintains an Employee Stock Option Plan (the "Employee Plan") and a Non-Employee Director Stock Option Plan (the "Non-Employee Plan"). Stock options may be granted at the discretion of the Board of Directors. The Company has reserved 440,000 and 250,000 shares of its Common Stock for issuance upon the exercise of options granted under the Employee and Non-Employee Plans, respectively. The Non-Employee Plan options are generally exercisable in full one year after the date of grant and expire ten years from the date of grant. The Employee Plan options primarily vest one-third on each of the first three anniversaries of the date of grant and expire on the seventh anniversary of the date of grant. The Company grants stock options at exercise prices equal to or greater than the fair market value of the Company's Common Stock on the date of grant. On January 27, 1998, the Company reduced the exercise price of certain options granted under the Non- Employee Plan for 21,580 shares to $0.78 per share from exercise prices ranging from $3.125 to $5.00 per share.

The following table summarizes the activity in options under the Employee and Non-Employee Plans:

                                                            Weighted Average
                                  Number of Shares           Exercise Price
                               -------------------------------------------------
Employee Plan Options
 Outstanding at June 30, 1998          419,634                  1.91
  Granted above market value            25,000                   .03
  Canceled                            (184,435)                 1.90
                                      --------
  Outstanding at June 30, 1999         260,199                  1.73
  Canceled                              (2,560)                 4.40
                                      --------
  Outstanding at June 30, 2000         257,639                  1.70
                                      ========

Non-Employee Plan Options
Outstanding at July 1, 1998            167,918                  1.08
Outstanding at,  June 30, 1999
and June 30, 2000                      167,918                  1.08
                                      ========

7.    Capital Stock (continued)

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                               Options Outstanding          Options Exercisable
                                  at June 30, 2000            at June 30, 2000
                             ------------------------------------------------------
                                              Weighted
                                Weighted       Average                    Weighted
                                 Average      Remaining                    Average
                   Number       Exercise     Contractual     Number       Exercise
Range             of Shares       Price     Life (Years)    of Shares       Price
-------------------------------------------------------------------------------------
$0.03-$0.781          306,580        $0.720           6.1       233,247        $0.700
$1.375-$1.875          40,000        $1.625           5.6        40,000        $1.625
$3.125-$5.00           78,977        $4.245           3.2        78,977        $4.239
                      -------                                   -------
TOTAL                 425,557        $1.476           5.5       352,224        $1.600
                      =======                                   =======

Of the total options outstanding under the plans, 352,224 and 273,946 were exercisable at June 30, 2000 and 1999, respectively.

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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

7.    Capital Stock (continued)

In connection with the issuance of non-employee plan options, employee plan options issued below market and the modification of option terms, $57,246 and $33,496 of this amount is included in unearned stock compensation at June 30, 1999 and 2000.

At June 30, 2000, the Company has reserved 37,707,493 shares of Common Stock for the exercise of all options granted.

The Company's Board of Directors authorized an increase of the authorized number of common shares to 200 million shares, which was approved by the Company's stockholders at the Company's Annual Meeting held on July 8, 1999.

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

Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair market value based on the method prescribed in FAS 123. The Company estimates the fair value of each stock option at the date of grant by using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, an expected life of 10.0 years, expected volatility of 45.86% and a risk-free interest rate of 5.4% for fiscal 2000.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted during 2000 and 1999 is amortized to expense over the options' vesting period. The weighted-average fair value of options granted during fiscal years 2000 and 1999 were $0.01 and $0.00 respectively. The Company's pro forma information follows:

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

7.    Capital Stock (continued)

                                                2000                1999
                                          -------------------------------------

Pro Forma net loss applicable to Common
 Stock                                        $(600,200)           $(3,287,850)
Pro Forma effect on Net Income for the
 value of the options issued                  $(120,977)                     -
Pro Forma loss per common share                  $(0.09)                $(0.64)

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

The Company accepted $1,125,000 in cash and the $1,766,777 in cancellation of debt and accrued interest. as consideration for the sale of the Series B Preferred. Of the debt converted, $1,652,777 was from two significant stockholders of the Company (the "Funds") who converted all of the debt and accrued interest owed to them under the Senior Secured Line of Credit Agreement (as amended, the "Credit Agreement"), the interim financing of February 22, 1999 and the July 7, 1999 borrowing. Also the Acting President and Chief Executive Officer converted $114,000 of the debt and accrued interest owed him under the promissory note dated February 23, 1999.

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

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

8.    Income Taxes

There was no income tax expense/benefit for the Company for the years ended June 30, 2000 and 1999. Following is a reconciliation of the expected income tax benefit to the amount based on the combined U.S. and State statutory rate of 40% for the years ended June 30, 2000 and 1999

                                                                For the year ended June 30,
                                                                     2000             1999
                                                                     ----             ----
Income tax expense (benefit) based on U.S. statutory rat          $19,253         $(854,392)
Current year reduction to the valuation allowance                 (19,253)          854,392
                                                            ---------------------------------
Provision for income taxes                                        $     -         $       -
                                                            =================================

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       June 30,

                                              2000                   1999
                                     ---------------------------------------------
Deferred tax assets:
   Reserve for disposal                     $       109,200        $       120,400
   Start-up costs & other                           127,498                  8,977
   Property, plant and equipment                    303,316              1,816,613
   Allowance for doubtful accounts                   29,396                 27,258
   Accruals                                         123,782                177,180
   Stock options and warrants                       129,976                120,476
   Net operating loss carryforward               11,249,918              9,821,435
                                     ---------------------------------------------
Total deferred tax assets                        12,073,086             12,092,339

Valuation allowances                             12,073,086            (12,092,339)
                                     ---------------------- ----------------------
Net deferred tax assets                     $             -        $            -
                                     =============================================

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

8.    Income Taxes (continued)

The Company's valuation allowance decreased by approximately $19,000 for the year ended June 30,2000 which represents the effect of changes to the temporary differences and net operating losses. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

      At June 30, 2000 the Company has approximately $27.5 million of net operating loss carry forwards, which expire between 2006 and 2020 The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carry forwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (the Dunkirk merger and the completion of the IPO) and current shifts in ownership (the Series A Preferred Stock Offering), the Company's ability to utilize its net operating loss carry forwards could be severely limited.

      9.    Industry Segments

      The Company's operations are classified into two business segments; decorative particles and performance aggregates ("particles") and industrial abrasives and recycling cathode ray tube glass ("abrasives and CRT").

      The particle segment manufactures, processes and markets decorate particles that visually enhance structural materials such as plasters, tiles, grouts, wall systems and roofing and flooring and performance aggregates which can be used as structural and textural enhancers, fillers and additives, and to strengthen and add consistency to materials such as cements, plasters, grouts, roofing and flooring, and glass and ceramic materials.

      The abrasives and CRT segment manufactures, processes and markets industrial abrasives which can be used for surface cleaning and preparation applications such as in cleaning steel structures, railcars, aircraft parts, and equipment. During the two years ended June 30, 2000, the Company continued to shift its focus away from industrial abrasives in favor of decorative particles and performance aggregates due to the increased costs of production for industrial abrasives relative to their market sales price. The Company was also engaged in recycling CRT glass produced in the manufacture of televisions for resale to television manufacturers and others. In March 1998 the Company agreed to subcontract its recycling operations which has resulted in a decrease in CRT revenues in calendar 1998 and no revenue in the fiscal years 2000 and 1999.

                   CONVERSION TECHNOLOGIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    2000               1999
                                              ----------------------------------

Revenue
   Particles                                   $      1,274,134  $      916,441
   Abrasives and CRT                                     28,830         203,041
                                              ----------------------------------
                                               $      1,302,964  $    1,119,482
                                              ==================================

Operating Income (Loss)
   Particles                                   $        (67,852)       (574,803)
   Abrasives and CRT                                   (133,078)         30,618
   Corporate Expenses                                  (569,562)     (1,093,336)
                                              ----------------------------------
                                               $       (770,492) $   (1,637,521)
                                              ==================================

Depreciation and Amortization
   Particles                                   $        131,403  $      129,805
   Abrasives and CRT                                      7,536          22,199
   Corporate Expenses                                    12,252          11,986
                                              ----------------------------------
                                               $        151,191  $      163,990
                                              ==================================

Interest Expense
   Particles                                             $1,116  $          772
   Abrasives and CRT                                    157,925         207,998
   Corporate                                             50,339         268,249
                                              ----------------------------------
                                               $        209,380  $      477,019
                                              ==================================

Extraordinary Item -  Gain on Debt Retirement
      Particles                                $              -  $            -
      Abrasives and CRT                                 746,980               -
      Corporate                                          58,316               -
                                              ----------------------------------
                                               $       $805,296  $            -
                                              ==================================

Identifiable Assets
   Particles                                   $        834,749  $      911,812
   Abrasives and CRT                                    816,619       1,144,203
   Corporate                                             19,433         157,629
                                              ----------------- ----------------
                                               $      1,670,801  $     2,213,644
                                              ================= ================

Capital Expenditures
   Particles                                   $        $34,780  $       76,277
   Abrasives and CRT                                          -           4,269
   Corporate                                                  -           6,825
                                              ----------------- ----------------
                                               $        $34,780  $       87,371
                                              ================= ================

10.   Employee Benefit Plan

The Company established a 401(K) defined contribution plan covering substantially all employees meeting certain minimum age and service requirements effective August 1, 1998. The Company's contribution to the plan is determined by the Board of Directors and is limited to a maximum of 100% of the employee's contribution and 6% of the Employee's compensation. Contributions made to the plan for the fiscal year ended June 30, 2000 were $4,845, contributions made for the fiscal year ended June 30, 1999 were $18,913.

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

3.2.1****   Certificate of Designation of Series B Convertible Preferred Stock

3.3*        By-laws of the Company

3.4**** Certificate of Amendment to the Restated Certificate of Incorporation of the Company

3.5**** Certificate of Merger of CTI Subsidiary Corp. With and Into the Company and Agreement and Plan of Merger between the Company and CTI Subsidiary Corp.

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

10.29**     Form of Placement Agent Warrant.

10.30** Form of Financial Advisory Services Agreement between the Company and Placement Agent.

10.31** Form of Warrant issued in connection with Senior Secured Line of Credit Agreement.

10.32** Letter from Empire State Development Corporation ("ESDC") to Dunkirk dated July 22, 1997 confirming its guarantee of the Key Bank Note

10.33** Letter from Key Bank to ESDC dated July 30, 1997 confirming that it will not exercise any remedies under the Key Bank Note and will execute documents to assign the Key Bank Note to ESDCA

10.34*** Senior Secured Line of Credit Agreement dated as of May 8, 1998 by and among Aries Domestic Fund, L.P., The Aries Fund, Dunkirk, APT and the Company

10.34.1***    Form of Senior Secured Notes issued to The Aries Master Fund aggregating $910,000 in principal amount.

10.34.2***    Form of Senior Secured Notes issued to the Aries Domestic fund,
              L.P. aggregating $380,000 in principal amount.

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

10.37****     Promissory Note dated as of February 23, 1999 issued by the
              Company in favor of Eckardt C. Beck

10.38****     Termination Agreement dated as of January 1, 1998 by and between the Company and Jack D. Hays, Jr.

10.39****     Termination Agreement dated as of January 1, 1998 by and between the Company and Richard H. Hughes

10.40****     Consulting Agreement dated December 22, 1998 by and between the
              Company and 4C Technologies, Inc.

10.41****     Amendment dated as of May 8, 1998 to the Technology Purchase
              Agreement dated as of June 30, 1997 by and between APT and VANGKOE.

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

10.51*****    Form of Subscription Agreement between the Company and various
              Subscribers of the Series B Convertible Preferred Stock.

10.52.1*****  Form of Convertible Promissory Note issued by the Company in favor of The Aries Master Fund
              aggregating $109,500 in principal amount.

10.52.2*****  Form of Convertible Promissory Note issued by the Company in favor of the Aries Domestic Fund, L.P. aggregating $60,500 in principal amount.

10.53*****    Lease dated September 17, 1999 by and between Dunkirk
              International Glass & Ceramics Corp. And Red Wing Company, Inc..

16. Letter, dated October 4, 2000 concerning the change in the Registrant's Certifying Accountant.



21**          Subsidiaries of the Company

27            Financial Data Schedule for the year ended June 30, 2000

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

***** Incorporated by reference to exhibits of Company's Annual Report on form 10 KSB for fiscal year 1999.